Form 10-Q
period 2018-06-30
FMC GlobalSat Holdings, Inc.
filed 2018-10-01
CIK 1719881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 333-224906

FMC GlobalSat Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2691035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3301 SE 14th Avenue

Fort Lauderdale, FL 333316

( Address of principal executive offices) (Zip Code)

(954) 678-0697

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

As of October 1, 2018, the registrant had outstanding 15,203,460 shares of common stock.

FMC GlobalSat Holdings, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$157,597	$1,089,715
Accounts receivable	8,357	1,403
Inventory – equipment components	331,499	50,267
Prepaid expenses and other current assets	111,053	15,877
Total current assets	608,506	1,157,262

Property and equipment, net	15,474	-
Other assets	10,792	9,752
Total assets	$634,772	$1,167,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$473,464	$239,720
Deferred revenue	12,110	138
Total current liabilities	485,574	239,858

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 20,000,000 shares authorized; 15,203,460 and 15,013,460 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,520	1,501
Additional paid-in capital	1,894,784	1,705,303
Accumulated deficit	(1,747,106)	(779,648)
Total stockholders’ equity	149,198	927,156
Total liabilities and stockholders’ equity	$634,772	$1,167,014

The accompanying notes are an integral part of these condensed consolidated financial statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the Period from April 19, 2017 (inception) through June 30, 2017

Revenue:
Revenues	$27,493	$120,916	$-
Cost of revenues	23,185	93,039	-
Gross profit	4,308	27,877	-

Operating expenses:
Selling and marketing	209,489	368,759	-
General and administrative	340,416	628,336	138,019
Total operating expenses	549,905	997,095	138,019
Loss from Operations	(545,597)	(969,218)	(138,019)

Other income (expense):
Interest income	1,760	1,760	-
Total other income	1,760	1,760	-
Net loss	$(543,837)	$(967,458)	$(138,019)
Basic and diluted net loss per share	$(0.04)	$(0.06)	(0.01)
Weighted average shares outstanding – basic and diluted	15,203,460	15,175,117	13,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2018	For the Period from April 19, 2017 (inception) through June 30, 2017
Cash flows from operating activities:
Net loss	$(967,458)	$(138,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,970	-
Changes in operating assets and liabilities:
Accounts receivable	(6,954)	-
Inventory	(281,232)	-
Prepaid expenses and other current assets	(95,176)	(2,809)
Other assets	(1,040)	(350)
Accounts payable and accrued expenses	233,744	139,591
Deferred revenue	11,972	31,750
Net cash (used in) provided by operating activities	(1,104,174)	30,163

Cash flows from investing activities:
Property and equipment	(17,444)	-
Net cash used in investing activities	(17,444)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	189,500	-
Net cash provided by financing activities	189,500	-

Net increase (decrease) in cash	(932,118)	30,163
Cash - beginning	1,089,715	-
Cash - ending	$157,597	$30,163

The accompanying notes are an integral part of these condensed consolidated financial statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations

FMC GlobalSat Holdings, Inc. and Subsidiary (“Company”) is a provider of global connectivity and is party to a distributor agreement with Kymeta Corporation (“Kymeta”) to distribute and re-sell its satellite antenna products and has been granted exclusive rights as Kymeta’s worldwide distributor for the renewable energy industry as well as the right to distribute and re-sell Kymeta products and services in other industries on a non-exclusive basis. The Company provides satellite and wireless solutions to markets and industries that require long term visibility into cost and demand strict adherence to regulatory requirements. The Company’s primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, raising capital and pursuing sales.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements for the period from April (inception) through December 31, 2017 contained in our Form S-1/A, filed with the SEC on August 2, 2018.

Note 2 – Going Concern and Management’s Plans

The Company is in its early stage with limited operations and has incurred net losses since inception. The Company’s primary source of operating funds since inception has been from the issuance of convertible notes, the sale of Common Stock and warrants in a private placement, cash proceeds from revenue generated by sales.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing and generating positive cash flows from its operations. The Company will need to raise additional capital through debt or equity financing or by increasing operating cash flows from revenues generated from the sales of product and services to new customers. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company and or its stockholders or that cash flows will be sufficiently generated from its operations.

Management has determined that there is substantial doubt about the Company’s ability to continue its operations as a going concern within one year from the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited interim condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the accounts of FMC GlobalSat Holdings, Inc and FMC GlobalSat, Inc, its wholly owned subsidiary. All significant intercompany transactions have been eliminated in the consolidation.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

The Company’s significant estimates and assumptions include the recognition of revenue, valuation of the Company’s common stock, allowance for doubtful accounts, inventory reserves, and the valuation allowance related to deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.

Revenue Recognition

The Company derives revenue from the sale and support of its satellite and wireless communications products and ancillary services related to the deployment of these products.  The Company’s products consist of its equipment and satellite and cellular service plans. The Company sells its products through its own internal sales force and external resellers. The Company extends to the customer the manufacturer’s limited warranty of the satellite hardware for 24 months from shipment and invoicing dates. The warranty with respect to defective products is discharged, at Kymeta’s sole discretion and at its expense by 1) repairing or replacing the defective products, or 2) crediting or refunding the price of the defective products, less any applicable discounts, rebates, or credits. The Company has the responsibility to ship the defective product to Kymeta’s facility at its own expense. The Company will estimate this expense on an annual basis depending on the number of systems installed and covered under the limited warranty. After 24 months, in order to maintain the hardware and software warranty, customers may purchase a maintenance plan or an extended warranty plan to continue coverage. The Company also provides ancillary services directly related to the sale of its communications products including, installation, system engineering, product training, and onsite support. For the six months ended June 30, 2018, revenue has been minimal.

In accordance with U.S. GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require acceptance of the product, system, or solution as specified by the customer, revenue is deferred until the acceptance criteria have been met.

Most of the Company’s products have both equipment and service components that function together to deliver the products’ essential functionality. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple deliverable arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.

The Company allocates revenue to each deliverable and performance obligation, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Equipment revenue is recognized upon transfer of control of hardware, which is the date equipment is shipped from warehouse. Service revenue for data and cellular arrangements are recognized evenly over the contract terms. Installation, activation, shipping and handling fees billed to customers are included in revenue, with the associated costs included in cost of sales, at the time the performance obligation has been met.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common share, if dilutive, resulting from the exercise of stock options and warrants. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or stock warrants (using the treasury stock method). The computation of basic loss per share for the six months ended June 30, 2018 includes potentially dilutive securities.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive as of June 30, 2018:

Warrants to purchase common stock	1,346,500
Total potentially dilutive securities	1,346,500

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for emerging growth companies for annual and interim periods beginning on or after December 15, 2018. The Company is currently evaluating ASU 2014-09 and its impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-11 as of April 19, 2017 (inception), and such adoption did not have an impact on the Company’s condensed consolidated financial statements.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Accounts payable & credit cards payable	$450,256	$126,608
Accrued employee compensation	22,488	76,701
Other accrued expenses	720	36,411
Total	$473,464	$239,720

Note 5 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of June 30, 2018.

Note 6 – Stockholders’ Equity

Increased Number of Common Shares

On June 13, 2018, the Board of Directors approved an increase in the number of authorized shares of the Company’s common stock from 20,000,000 shares to 30,000,000 shares. The Company has not yet amended its articles of incorporation to reflect such increase.

Common Stock & Warrants

The Company sold 190,000 shares of common stock in a private placement for an aggregate price of $190,000 on January 27, 2018. The Company has received net cash proceeds of $189,500 relating to this transaction. The Company also issued to the private placement offering investors, warrants to purchase up to 95,000 shares of common stock of the Company at a per share exercise price of $2.50. The warrants, based on the terms of the agreement, will expire five years from the date of the grant and were fully vested upon the date of issuance.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Stockholders’ Equity, continued

Common Stock & Warrants, continued

The following table represents the warrant activity for the six months ended June 30, 2018:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Life (Years)
Outstanding, January 1, 2018	1,251,500	$1.90	4.50
Granted	95,000	2.50	4.58
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2018	1,346,500	$1.94	4.52

Exercisable, June 30, 2018	1,346,500	$1.94	4.52

The following table presents information related to warrants outstanding and exercisable at June 30, 2018:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
		Number of	Remaining	Number of
Grant Date	Exercise Price	Options	Life in Years	Options
December 28, 2017	$1.00	500,000	4.50	500,000
December 28, 2017	2.50	751,500	4.50	751,500
January 27, 2018	2.50	95,000	4.58	95,000
		1,346,500	4.52	1,346,500

Note 7 – Subsequent Events

Related Party Transactions

On September 21, 2018, the Company issued a short term unsecured convertible promissory note to a member of the Company’s Board of Directors and executive officer, for an aggregate principal amount of $70,000. The promissory note bears interest at the rate of 8% per annum and is automatically convertible at a price of $2.00 per common share upon the closing of a next equity financing, as defined in the convertible promissory note, unless the holder elects to be paid in cash in lieu of being converted to equity securities, as per the agreement. The promissory note has a maturity date of December 20, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q. Unless the context otherwise requires, “Company” “FMC GlobalSat” “we” “us” and “our” refer to FMC GlobalSat Holdings, Inc. and Subsidiary.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Part II, Item 1A, herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

FMC GlobalSat Holdings, Inc. (“FGH”) was formed as a Delaware corporation on August 31, 2017. On October 6, 2017 FGH executed an agreement with FMC GlobalSat, Inc. (“FG”), pursuant to which the FGH has agreed to acquire all of the issued and outstanding securities of FG in exchange for 10,500,000 newly issued shares of the FGH’s Common Stock. FG was formed as a Florida Limited Liability Company on April 19, 2017 and was later changed to a corporation on November 2, 2017, with an effective date as of April 19, 2017

The Company provides satellite and wireless connectivity solutions to markets and industries that require long term visibility into cost, and demand strict adherence to regulatory requirements. FMC GlobalSat offers a wide range of monthly data plan subscriptions ranging from a few megabytes to many terabytes of data usage per month. The Company has entered into a distributor agreement with Kymeta Corporation (“Kymeta”) to distribute and re-sell its satellite antenna products and connectivity services. Under the Kymeta Agreement, FMC GlobalSat has been granted exclusive rights as Kymeta’s worldwide distributor for the renewable energy industry such as solar, wind, biogas, hydroelectric and geothermal power plants. The Company also has the right to distribute and re-sell Kymeta products and services in all other industries on a non-exclusive basis where exclusivity has not already been granted to another party (such as for yachts over 24 meters – for which FMC GlobalSat has obtained rights as a sub-distributor on a non-exclusive basis).

The Company offer customers primarily satellite VSAT and wireless equipment coupled with satellite and wireless connectivity services, provided and billed as flexible data plan subscriptions (e.g., “by-the-byte”) – , a consumption model previously not widely utilized within the satellite industry for the remote mobility sector of broadband application – as well as more traditional dedicated bandwidth packages for broadband applications,. The Company delivers on a re-sale basis 3G and 4G cellular connectivity across Code Division Multiple Access (CDMA), Global System for Mobiles (GSM), and Long-Term Evolution (LTE) networks in more than 190 countries, and through more than 550 underlying carriers, all delivered on a single platform  maintained by a third-party aggregator.

We believe that a fully provisioned end-to-end connectivity solution, together with our data plan subscription and billing model, may unlock fast growing vertical sectors that have been historically difficult to support, such as the energy sector, Oil & Gas, IoT, mission critical assets in remote areas, offshore assets and more.

Our current satellite connectivity solution is composed primarily of the KĀLO satellite service, jointly developed by Kymeta and Intelsat Corporation, and leverages Intelsat’s global constellation of satellites, including its next generation “Epic” satellites which employ High Throughput Satellite (“HTS”) and more traditional wide beam satellite bandwidth. The IntelSat satellite network is made up of 53 satellites, 8 teleports, 20,000 miles of fiber optic, 24/7 enterprise grade technical support with 56 points of presence in 37 cities around the world. Kymeta’s satellite solution is planned to evolve to include future low-earth orbit satellites planned to be launched by operators such as OneWeb.

Our current satellite products is Kymeta’s KyWay Terminal. Powered by the mTenna® technology, KyWay Terminals provide high-throughput, mobile communication wherever it is needed, covering land, sea and air. Kymeta utilizes proprietary cutting-edge technology to produce a flat panel, electronically steered antenna (ESA) which is much smaller and lower profile than traditional stabilized Ku-band parabolic antennas. Our product offerings may open market segments for broadband satellite service which are currently under-serviced and can compete with traditional parabolic VSAT antennas based on cost and size/profile.

FMC GlobalSat’s aim is to introduce a simplified way to buy and re-sell connectivity to customers and sectors that are currently unreached or underserved by terrestrial networks. Our connectivity solutions provide easy, flexible satellite and wireless connectivity for both fixed and mobile applications, further reducing communication barriers.

We have financed our operations primarily with proceeds from convertible promissory notes, the sales of our equity securities in private placements, supplemented by initial revenues generated from operations. Since inception through June 30, 2018, our operations have been funded with an aggregate of approximately $1.94 million from the issuance of debt and equity instruments.

Financial Operations Review

Revenue

To date, the Company has generated minimal revenue from product and service sales. The Company’s main focus has been developing and initiating market awareness through publications, selected industry trade show, onboarding, training and implementing a sub distribution network and resellers, and conducting product and service demonstrations and trials with potential customers. In the future we anticipate that product and service sales will increase based on market penetration and product awareness.

Sales and Marketing expenses

Sales and marketing expense consist primarily of salaries and benefits for personnel in sales and marketing. Other significant costs include tradeshows, marketing seminars, marketing collateral, sales related software subscriptions, and travel expenses.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for personnel in executive, finance, and administrative functions. Other significant costs include office related expenses, financial software subscriptions, travel expenses, and professional related consulting fees.

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2018 and the period from April 19, 2017 (inception) through June 30, 2017. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended June 30,	For the Period from April 19, 2017 (inception) through June 30,	Change
	2018	2017	$	%
Revenue:
Revenues	$27,493	$-	$27,493	100%
Cost of revenues	23,185	$-	23,185	100%
Gross Profit	4,308	-	4,308	100%

Operating Expenses:
Selling and marketing	209,489	-	209,489	100%
General and administrative	340,416	138,019	202,396	147%
Total operating expenses	$549,905	$138,019	$411,885	298%
Loss from Operations	(545,597)	(138,019)	(407,577)	295%

Comparison of Three Months Ended June 30, 2018 and the Period April 19, 2017 (inception) through June 30, 2017

Revenue has been minimal through the three months period ended June 30, 2018 and for the period April 19, 2017 (inception) to June 30, 2017. The Company’s main focus has been developing and initiating market awareness.

Selling and marketing expenses were $209,489 in the three months ended June 30, 2018 compared to no expenses in the prior year period, an increase of $209,489, or 100%. The increase was primarily due to a $129,000 increase in compensation related to hiring of the sales personnel, sales consultants, and marketing personnel. Marketing and promotional expenses for the three months ended June 30, 2018 increased approximately $59,500, as the Company has been developing and initiating market awareness through tradeshows, social media campaigns, and publications. The remaining $21,000 increase was due to travel, sales and marketing related software subscriptions, and miscellaneous office related expenses.

General and administrative expenses were $340,416 in the three months ended June 30, 2018 compared to $138,019 in the prior year period, an increase of $202,397, or 147%. The increase was primarily due to a $115,000 increase in compensation related to the hiring of accounting and support personnel at the beginning of 2018. Office expense increased by $17,000 due to the Company leasing office space in Fort Lauderdale, professional services increased $50,200 due to the audit and legal fees, and accounting fees increased $10,000 due primarily to the addition of directors and officers insurance. The remaining $10,200 increase was related to travel and other miscellaneous expenses.

The following table sets forth our results of operations for the six months ended June 30, 2018 and the period from April 19, 2017 (inception) through June 30, 2017. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Six Months Ended June 30,	For the Period from April 19, 2017 (inception) through June 30,	Change
	2018	2017	$	%
Revenue:
Revenues	$120,916	$-	$120,916	100%
Cost of revenues	93,039	-	93,039	100%
Gross Profit	27,877	-	27,877	100%

Operating Expenses:
Selling and marketing	368,759	-	368,759	100%
General and administrative	628,336	138,019	490,317	355%
Total operating expenses	$997,095	$138,019	$859,076	622%
Loss from Operations	(969,218)	(138,019)	(831,199)	602%

Comparison of Six Months Ended June 30, 2018 and the Period from April 19, 2017 (inception) through June 30, 2017

Revenue has been minimal through the six months period ended June 30, 2018 and for the period from April 19 (inception) to June 30, 2017. The Company’s main focus has been developing and initiating market awareness.

Selling and marketing expenses were $368,759 in the six months ended June 30, 2018 compared to no expenses in the prior year period, an increase of $368,759, or 100%. The increase was primarily due to a $235,800 increase in compensation related to hiring of the sales personnel, sales consultants, and marketing personnel and $25,000 of professional services related to hiring personnel. Marketing and promotional expenses for the six months ended June 30, 2018 increased approximately $65,000, as the Company has been developing and initiating market awareness through tradeshows, social media campaigns, and publications. The remaining $43,000 increase was due to travel, sales and marketing related software subscriptions, and miscellaneous office related expenses.

General and administrative expenses were $628,336 in the six months ended June 30, 2018 compared to $138,019 in the prior year period, an increase of $490,317, or 355%. The increase was primarily due to a $321,400 increase in compensation related to the hiring of accounting and support personnel. Office expense increased by $33,000 due to the Company leasing office space in Fort Lauderdale, professional services increased $63,700 due to the audit and legal fees, travel expenses increased $59,100, and accounting fees increased $10,300 due primarily to the addition of directors and officers insurance. The remaining $2,800 increase was related to other miscellaneous expenses.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2018, we had a cash balance of $157,597. We maintain our cash in a checking account on deposit with a banking institution in the United States. During the six months ended June 30, 2018, we incurred a net loss of $967,458. We have generated minimal revenues and incurred net losses since inception. Management has determined that there is substantial doubt about the Company’s ability to continue its operations as a going concern within one year from the date the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing and generating positive cash flows from its operations. The Company will need to raise additional capital through debt or equity financing or by increasing operating cash flows from revenues generated from the sales of product and services to new customers. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company and or its stockholders or that cash flows are sufficiently generated from its operations.

Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of June 30, 2018, we believe the Company will require additional capital from its investors to have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. If unanticipated difficulties or circumstances arise and we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our sales and marketing activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2018 and provided by the period from April 19, 2017 (inception) through June 30, 2017 was $1,104,174 and $30,163, respectively. The cash used in operating activities for the six months ended June 30, 2018, was primarily due to our reported net loss of $967,458 offset by a $281,232 increase in inventory, the $103,170 increase in accounts receivable, prepaid expenses, and other current assets, the $233,744 increase in accounts payable and accrued expenses, and the $11,972 increase in deferred revenue. The cash provided by operations for the period from April 19, 2017 (inception) through June 30, 2017 was primarily due to our reported net loss of $138,019 offset by a $3,159 increase in prepaid expenses and other assets, the $139,591 increase in accounts payable and accrued expenses, and the $31,750 increase in deferred revenue.

Cash Flows from Investing Activities

Net cash used in the investing activities in the six months ended June 30, 2018 was $17,444. This is primarily made up leasehold improvements, office furniture, and computer equipment.

Cash Flows from Financing Activities

Net cash provided in financing activities in the six months ended June 30, 2018 was $189,500. The cash provided from the financing activities was related to our January 27, 2018 private placement offering.

Contractual Obligations

We are party to a two-year lease agreement for office space in Fort Lauderdale, Florida which expires February 28, 2019.

Rent expense was $14,062 and $2,968 for the three months ended June 30, 2018 and the period from April 19, 2017 (inception) through June 30, 2017, respectively. Rent expense was $22,033 and $2,968 for the six months ended June 30, 2018 and the period from April 19, 2017 (inception) through June 30, 2017 respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4.	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. As our transactions increase, management will determine whether it is appropriate to hire additional financial staff. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As we grow and gain prominence in the marketplace we may become party to an increasing number of litigations and claims. The outcome of litigations and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth beginning on page 3 of our Form S-1/A, filed with the SEC on August 2, 2018. There have been no material changes to these risks during the three months ended June 30, 2018.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

FMC GlobalSat Holdings, Inc.

Date: October 1, 2018	By:	/s/ Emmanuel Cotrel
Emmanuel Cotrel
Chief Executive Officer
(Principal Executive Officer)

Date: October 1, 2018	By:	/s/ Robert D Kubat
Robert D Kubat
Chief Financial Officer
(Principal Financial and Accounting Officer)

