Form 10-Q
period 2018-09-30
FMC GlobalSat Holdings, Inc.
filed 2018-11-19
CIK 1719881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 333-224906

FMC GlobalSat Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2691035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3301 SE 14th Avenue

Fort Lauderdale, FL 333316

(Address of principal executive offices) (Zip Code)

(954) 678-0697

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

As of November 19, 2018, the registrant had outstanding 10,768,460 shares of common stock.

FMC GlobalSat Holdings, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$5,416	$1,089,715
Accounts receivable	22,522	1,403
Inventory – equipment components	334,886	50,267
Prepaid expenses and other current assets	74,876	15,877
Total current assets	437,700	1,157,262

Property and equipment, net	13,856	-
Other assets	10,792	9,752
Total assets	$462,348	$1,167,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$627,417	$239,720
Convertible promissory note – related party	70,138	-
Deferred revenue	26,212	138
Total current liabilities	723,767	239,858

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 20,000,000 shares authorized; 15,203,460 and 15,013,460 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,520	1,501
Additional paid-in capital	1,894,784	1,705,303
Accumulated deficit	(2,157,723)	(779,648)
Total stockholders’ equity	(261,419)	927,156
Total liabilities and stockholders’ equity	$462,348	$1,167,014

The accompanying notes are an integral part of these condensed consolidated financial statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period from April 19, 2017 (inception) through September 30, 2017

Revenue:
Revenues	$46,071	$31,750	$166,988	$31,750
Cost of revenues	21,416	29,472	114,455	29,472
Gross profit	24,655	2,278	52,533	2,278

Operating expenses:
Selling and marketing	113,063	-	481,822	-
General and administrative	322,312	169,437	950,648	307,456
Total operating expenses	435,375	169,437	1,432,470	307,456
Loss from Operations	(410,720)	(167,159)	(1,379,937)	(305,178)

Other income (expense):
Interest income	240	-	2,000	-
Interest expense	(138)	-	(138)	-
Total other income	102	-	1,862	-
Net loss	$(410,618)	$(167,159)	$(1,378,075)	$(305,178)
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.09)	(0.02)
Weighted average shares outstanding – basic and diluted	15,203,460	13,000,000	15,184,669	13,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2018	For the Period from April 19, 2017 (inception) through September 30, 2017
Cash flows from operating activities:
Net loss	$(1,378,075)	$(305,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,588	-
Changes in operating assets and liabilities:
Accounts receivable	(21,119)	-
Inventory	(284,619)	(25,000)
Prepaid expenses and other current assets	(58,999)	(7,201)
Other assets	(1,040)	(1,100)
Accounts payable and accrued expenses	387,835	311,264
Deferred revenue	26,074	0
Net cash used in operating activities	(1,326,355)	(27,215)

Cash flows from investing activities:
Property and equipment	(17,444)	-
Net cash used in investing activities	(17,444)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	189,500	65
Proceeds from convertible promissory note – related party	70,000	-
Proceeds from convertible promissory note	-	100,000
Net cash provided by financing activities	259,500	100,065

Net increase (decrease) in cash	(1,084,299)	72,851
Cash - beginning	1,089,715	-
Cash - ending	$5,416	$72,851

The accompanying notes are an integral part of these condensed consolidated financial statements

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Business Organization, Nature of Operations

FMC GlobalSat Holdings, Inc., a Delaware corporation (along with FMC Globalsat, Inc., its wholly owned subsidiary) (“Company”) is a provider of global connectivity and is party to a distributor agreement with Kymeta Corporation (“Kymeta”) to sell its satellite antenna products and has exclusive rights as Kymeta’s worldwide distributor for the renewable energy industry as well as the right to sell Kymeta products and services in other industries on a non-exclusive basis. The Company provides satellite and wireless solutions to markets and industries that requires long term visibility into cost and demands strict adherence to regulatory requirements. The Company’s primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, and raising capital.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements for the period from April (inception) through December 31, 2017 contained in our Form S-1/A, filed with the SEC on August 2, 2018.

Note 2 – Going Concern and Management’s Plans

The Company is in its early stage with limited operations and has incurred net losses since inception. The Company's primary source of operating funds since inception has been from the issuance of convertible notes, the sale of common stock and warrants in a private placement.

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

Revenue Recognition

The Company derives revenue from the sale and support of its satellite and wireless communications products and ancillary services related to the deployment of these products.  The Company’s products consist of its equipment and satellite and cellular service plans. The Company sells its products through its own internal sales force and external resellers. The Company extends to the customer the manufacturer’s limited warranty of the satellite hardware for 24 months from shipment and invoicing dates. The warranty with respect to defective products is discharged, at Kymeta’s sole discretion and at its expense by 1) repairing or replacing the defective products, or 2) crediting or refunding the price of the defective products, less any applicable discounts, rebates, or credits. The Company has the responsibility to ship the defective product to Kymeta’s facility at its own expense. The Company will estimate this expense on an annual basis depending on the number of systems installed and covered under the limited warranty. After 24 months, in order to maintain the hardware and software warranty, customers may purchase a maintenance plan or an extended warranty plan to continue coverage. The Company also provides ancillary services directly related to the sale of its communications products including, installation, system engineering, product training, and onsite support. For the nine months ended September 30, 2018, revenue has been minimal.

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

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common share, if dilutive, resulting from the exercise of stock options and warrants. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or stock warrants (using the treasury stock method). The computation of basic loss per share for the nine months ended September 30, 2018 includes potentially dilutive securities.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive as of September 30, 2018:

Warrants to purchase common stock	1,346,500
Total potentially dilutive securities	1,346,500

Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating policy decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accounts payable & credit cards payable	$434,222	$126,608
Accrued employee compensation	177,336	76,701
Other accrued expenses	15,859	36,411
Total	$627,417	$239,720

Note 5 – Convertible Notes Payable – Related Party

Convertible Promissory Notes

On September 21, 2018, the Company issued a short term unsecured convertible promissory note with a maturity date as of December 20, 2018, to a member of the Company’s Board of Directors and executive officer, for an aggregate principal amount of $70,000. The promissory note bears interest at the rate of 8% per annum and is convertible into the Company’s shares, based on the price per share of the equity securities issued in the next equity financing(s) of at least $1,000,000, in the aggregate, subject to a minimum price per share of $2.00 to quality for conversion, unless the holder elects to be paid in cash in lieu of being converted to equity securities.

Note 6 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of September 30, 2018.

Note 7 – Stockholders’ Equity

Increased Number of Common Shares

On June 13, 2018, the Board of Directors approved an increase in the number of authorized shares of the Company’s common stock from 20,000,000 shares to 30,000,000 shares. The Company has not yet amended its articles of incorporation to reflect such increase.

Common Stock & Warrants

The Company sold 190,000 shares of common stock in a private placement for an aggregate price of $190,000 on January 27, 2018. The Company has received net cash proceeds of $189,500 relating to this transaction. The Company also issued to investors, five year warrants immediately exercisable for up to 95,000 shares of common stock at a per share exercise price of $2.50.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock & Warrants, continued

The following table represents the warrant activity for the nine months ended September 30, 2018:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Life (Years)
Outstanding, January 1, 2018	1,251,500	$1.90	4.99
Granted	95,000	2.50	4.33
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, September 30, 2018	1,346,500	$1.94	4.27

Exercisable, September 30, 2018	1,346,500	$1.94	4.27

The following table presents information related to warrants outstanding and exercisable at September 30, 2018:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
		Number of	Remaining	Number of
Grant Date	Exercise Price	Options	Life in Years	Options
December 28, 2017	$1.00	500,000	4.24	500,000
December 28, 2017	2.50	751,500	4.24	751,500
January 27, 2018	2.50	95,000	4.33	95,000
		1,346,500	4.27	1,346,500

Note 8 – Subsequent Events

The Company sold 625,000 shares of common stock in a private placement for an aggregate price of $625,000 on November 14, 2018. The Company has received net cash proceeds of $597,000 relating to this transaction. The Company also issued to the private placement investors, warrants to purchase up to 312,500 shares of common stock of the Company at a per share exercise price of $2.50. The warrants, based on the terms of the agreement, will expire five years from the date of the grant and were fully vested upon the date of issuance.

The Company’s Chief Executive Officer, Emmanuel Cotrel, invested an aggregate $200,000 in the private placement. In connection with his investment in the private placement, Mr. Cotrel agreed to terminate his employment agreement and all related payments, benefits and severance rights. Mr. Cotrel also waived any deferred salary which may have accrued to date, and the Company and Mr. Cotrel agreed that he will continue serving as the Company’s Chief Executive Officer. In consideration for the foregoing, the Company agreed to issue Mr. Cotrel an option award to purchase up to 600,000 shares of common stock at an exercise price equal to the fair market value on the date of such grant, which shall vest in 36 equal monthly installments provided Mr. Cotrel remains an officer, director or employee of the Company.

Additionally, in order to induce the Investors to participate in the private placement, Adam Ferguson, the Company’s Chief Technology Officer and a Director and Christopher MacDonald, the Company’s Chief Operating Officer and a Director, entered into letter agreements pursuant to which each agreed to cancel 2,125,000 and 2,485,000 shares of common stock owned by each of them respectively. Mr. Ferguson and Mr. MacDonald agreed to terminate their respective employment agreements with the Company including all payments, benefits and severance rights and the waiver of any deferred accrued salary. As of November 15, 2018, Adam Fergusson and Chris MacDonald have resigned from their Officer and Director positions with the Company.

Additionally, in order to further induce the Investors to participate in the Private Placement, certain shareholders have agreed to return an aggregate of 950,000 shares of Common Stock to the Company for cancellation, provided that such number of cancelable shares may be reduced to 450,000 shares of common stock in certain instances.

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

Overview

FMC GlobalSat Holdings, Inc. (the “Company”) was formed as a Delaware corporation on August 31, 2017. On October 6, 2017 the Company executed an agreement with FMC GlobalSat, Inc. (“FG”), pursuant to which the Company agreed to acquire all of the issued and outstanding securities of FG in exchange for 10,500,000 newly issued shares of the Company’s common stock. FG was formed as a Florida Limited Liability Company on April 19, 2017 and was later changed to a corporation on November 2, 2017, with an effective date as of April 19, 2017

The Company provides satellite and wireless connectivity solutions to markets and industries that require long term visibility into cost, and demand strict adherence to regulatory requirements. The Company offers a wide range of monthly data plan subscriptions ranging from a few megabytes to many terabytes of data usage per month. The Company entered into a distributor agreement with Kymeta Corporation (“Kymeta”) to distribute and re-sell its satellite antenna products and connectivity services. Under the Kymeta Agreement, the Company has been granted exclusive rights as Kymeta’s worldwide distributor for the renewable energy industry such as solar, wind, biogas, hydroelectric and geothermal power plants. The Company also has the right to distribute and re-sell Kymeta products and services in all other industries on a non-exclusive basis where exclusivity has not already been granted to another party (such as for yachts over 24 meters – for which the Company has obtained rights as a sub-distributor on a non-exclusive basis).

The Company offer customers primarily satellite VSAT and wireless equipment coupled with satellite and wireless connectivity services, provided and billed as flexible data plan subscriptions (e.g., “by-the-byte”, a consumption model previously not widely utilized within the satellite industry for the remote mobility sector of broadband application) as well as more traditional dedicated bandwidth packages for broadband applications. The Company delivers on a re-sale basis 3G and 4G cellular connectivity across Code Division Multiple Access (CDMA), Global System for Mobiles (GSM), and Long-Term Evolution (LTE) networks in more than 190 countries, and through more than 550 underlying carriers, all delivered on a proprietary single platform.

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

Our current satellite product is Kymeta’s KyWay Terminal. Powered by the mTenna® technology, KyWay Terminals provide high-throughput, mobile communication wherever it is needed, fitted for terrestrial, maritime, offshore, fixed and mobile applications. Kymeta utilizes proprietary cutting-edge technology to produce a flat panel, electronically steered antenna (ESA) which is much smaller and lower profile than traditional stabilized Ku-band parabolic antennas. Our product offerings may potentially open market segments for broadband satellite service which are currently under-serviced and we believe can compete with traditional parabolic VSAT antennas based on cost and size/profile.

The Company’s aim is to introduce a simplified way to buy and re-sell connectivity to customers and sectors that are currently unreached or underserved by terrestrial networks. Our connectivity solutions provide easy, flexible satellite and wireless connectivity for both fixed and mobile applications, further reducing communication barriers.

We have financed our operations primarily with proceeds from convertible promissory notes, the sales of our equity securities in private placements, supplemented by initial revenues generated from operations. Since inception through June 30, 2018, our operations have been funded with an aggregate of approximately $1.94 million from the issuance of debt and equity instruments.

Financial Operations Review

Revenue

To date, the Company has generated minimal revenue from product and service sales. The Company’s main focus has been developing and initiating market awareness through publications, selected industry trade show, onboarding, and training and implementing a sub distribution network and resellers. In the future we believe that product and service sales will increase based on market penetration and product awareness.

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

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2018 and September 30, 2017. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	Change
	2018	2017	$	%
Revenue:
Revenues	$46,071	$31,750	$14,321	45%
Cost of revenues	21,416	29,472	(8,056)	(27%)
Gross Profit	24,655	2,278	22,377	982%

Operating Expenses:
Selling and marketing	113,063	-	113,063	100%
General and administrative	322,312	169,437	152,875	90%
Total operating expenses	$435,375	$169,437	$265,938	157%
Loss from Operations	(410,720)	(167,159)	(243,561)	45%

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue has been minimal through the three months period ended September 30, 2018 and 2017. The Company’s main focus has been developing and initiating market awareness. The revenue that was earned in the period ended September 30, 2018 is primarily recurring data plans.

Selling and marketing expenses were $113,063 in the three months ended September 30, 2018 compared to no expenses in the prior year period, an increase of $113,063, or 100%. The increase was primarily due to a $84,900 increase in compensation related to hiring of sales personnel, sales consultants, and marketing personnel. Marketing and promotional expenses for the three months ended September 30, 2018 increased approximately $11,000, as the Company has been developing and initiating market awareness through tradeshows, social media campaigns, and publications. The remaining $17,160 increase was due to travel, sales and marketing related software subscriptions, and miscellaneous office related expenses.

General and administrative expenses were $322,312 in the three months ended September 30, 2018 compared to $169,437 in the prior year period, an increase of $152,875, or 90%. The increase was primarily due to a $97,000 increase in compensation related to the hiring of accounting and support personnel at the beginning of 2018. Office expense increased by $19,000 due to the Company leasing office space in Fort Lauderdale, professional services increased $20,200 due to the audit and legal fees, and accounting fees increased $14,500 due primarily to the addition of director and officer insurance. The remaining $2,175 increase was related to travel and other miscellaneous expenses.

The following table sets forth our results of operations for the nine months ended September 30, 2018 and the period from April 19, 2017 (inception) through September 30, 2017. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Nine Months Ended September 30,	For the Period from April 19, 2017 (inception) through September 30,	Change
	2018	2017	$	%
Revenue:
Revenues	$166,988	$31,750	$135,238	426%
Cost of revenues	114,455	29,472	84,983	288%
Gross Profit	52,533	2,278	50,255	2,206%

Operating Expenses:
Selling and marketing	481,822	-	481,822	100%
General and administrative	950,648	307,456	643,192	209%
Total operating expenses	$1,432,470	$307,456	$1,125,014	366%
Loss from Operations	(1,379,937)	(305,178)	(1,074,759)	352%

Comparison of Nine Months Ended September 30, 2018 and the Period from April 19, 2017 (inception) through September 30, 2017

Revenue has been minimal through the nine month period ended September 30, 2018 and for the period from April 19, 2017 (inception) to September 30, 2017. The Company’s main focus has been developing and initiating market awareness. The increased revenue in 2018 is attributed to the data plans that were sold early in 2018 from equipment that was sold in 2017.

Selling and marketing expenses were $481,822 in the nine months ended September 30, 2018 compared to no expenses in the period of April 19 (inception) through September 30, 2017, an increase of $481,822, or 100%. The increase was primarily due to a $320,600 increase in compensation related to hiring of the sales personnel, sales consultants, and marketing personnel and $25,000 of professional services related to hiring personnel. Marketing and promotional expenses for the nine months ended September 30, 2018 increased approximately $75,900, as the Company has been developing and initiating market awareness through tradeshows, social media campaigns, and publications. The remaining $60,320 increase was due to travel, sales and marketing related software subscriptions, and miscellaneous office related expenses.

General and administrative expenses were $950,648 in the nine months ended September 30, 2018 compared to $307,456 in the prior year period, an increase of $643,192, or 209%. The increase was primarily due to a $418,300 increase in compensation related to the hiring of accounting and support personnel. Office expense increased by $55,200 due to the Company leasing office space in Fort Lauderdale, professional services increased $79,200 due to the audit and legal fees, travel expenses increased $62,100, and accounting fees increased $24,800 due primarily to the addition of director and officer insurance. The remaining $3,590 is due to miscellaneous expenses and depreciation.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2018, we had a cash balance of $5,416. We maintain our cash in a checking account on deposit with a banking institution in the United States. During the nine months ended September 30, 2018, we incurred a net loss of $1,378,075. We have generated minimal revenues and incurred net losses since inception. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Management has determined that there is substantial doubt about the Company’s ability to continue its operation as a going concern within one year from the date the financial statements are issued. Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of September 30, 2018, we believe the Company will require additional capital from its investors to have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. If unanticipated difficulties or circumstances arise and we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our sales and marketing activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2018 and for the period from April 19, 2017 (inception) through September 30, 2017 was $1,326,355 and $27,215, respectively. The cash used in operating activities for the nine months ended September 30, 2018, was primarily due to our reported net loss of $1,378,075 offset by a $284,619 increase in inventory, the $81,158 increase in accounts receivable, prepaid expenses, and other current assets, the $387,835 increase in accounts payable and accrued expenses, and the $26,074 increase in deferred revenue. The cash used in operating activities for the period from April 19, 2017 (inception) through September 30, 2017 was primarily due to our reported net loss of $305,178 offset by a $25,000 increase in inventory, a $8,301 increase in prepaid expenses and other assets, and a $311,264 increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash used in the investing activities in the nine months ended September 30, 2018 was $17,444. This is primarily made up leasehold improvements, office furniture, and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2018 and for the period from April 19, 2017 (inception) through September 30, 2017 was $259,500 and $100,065, respectively. The cash provided for the nine months ended September 30, 2018 consist of the financing activities was related to our January 27, 2018 private placement offering and the convertible promissory note on September 21, 2018. The cash provided for the period from April 19, 2017 (inception) through September 30, 2017 consisted of convertible promissory notes related to our December 2017 private placement offering.

Contractual Obligations

We are party to a two-year lease agreement for office space in Fort Lauderdale, Florida which expires February 28, 2019.

Rent expense was $13,356 and $2,199 for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $35,389 and $5,167 for the nine months ended September 30, 2018 and the period from April 19, 2017 (inception) through September 30, 2017 respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4.	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. As our transactions increase, management will determine whether it is appropriate to hire additional financial staff. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risks associated with our business, financial conditions and results of operations is set forth beginning on page 3 of our Form S-1/A, filed with the SEC on August 2, 2018. There have been no material changes to these risks during the three months ended September 30, 2018.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

FMC GlobalSat Holdings, Inc.

Date: November 19, 2018	By:	/s/ Emmanuel Cotrel
Emmanuel Cotrel
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Robert D Kubat
Robert D Kubat
Chief Financial Officer
(Principal Financial and Accounting Officer)