Form 10-K
period 2018-12-31
FMC GlobalSat Holdings, Inc.
filed 2019-09-09
CIK 1719881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-224906

FMC GlobalSat Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2691035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3301 SE 14th Avenue Fort Lauderdale, FL	33316
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 954-678-0697

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was $3,185,845. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors, and shareholders of 10% or more of the registrant’s common stock.

As of August 22, 2019, there were 10,913,460 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

TABLE OF CONTENTS

FMC GLOBALSAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements, involve risks and uncertainties. These statements, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Such risks and other factors also include those listed in Item 1A. “Risk Factors and elsewhere in this report and our other filings with the Securities and Exchange Commission. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

When used in this annual report, the terms the “Company,” “FGH”, “we,” “us,” “ours,” and similar terms refer to FMC GlobalSat Holdings, Inc., a Delaware corporation, and its wholly-owned and operating subsidiary, FMC GlobalSat, Inc., a Florida corporation.

ii

PART I

ITEM 1. BUSINESS

About the Company

FMC GlobalSat Holdings, Inc. (“FGH” or the “Company”) is a Delaware corporation formed on August 31, 2017. The Company operates its business through its wholly-owned subsidiary FMC GlobalSat, Inc. (“FG”). FG was formed as a Florida Limited Liability Company on April 19, 2017, and was later changed to a corporation on November 2, 2017, with an effective date as of April 19, 2017.

The Company is a provider of global connectivity solutions, with a focus on providing hybrid communications and connectivity services utilizing both terrestrial wireless and satellite networks. We currently offer data connectivity to remote or difficult to serve customer sectors through broadband satellite and wireless 4G networks. The Company began in 2017 by reselling products and services offered by Kymeta Corporation (“Kymeta”). Kymeta manufactures technologically innovative and electronically steerable (i.e., using software and no mechanical parts) flat panel satellite antennas and offers a managed Ku band satellite data connectivity service in partnership with IntelSat. The Company’s current core service offerings can be divided into the resale of three primary managed connectivity applications i) fixed terrestrial, ii) mobile terrestrial (4G and LTE) and iii) maritime applications (served by both satellite and terrestrial mobile, which accounted for 39%, 17% and 44% of our revenue, respectively, in 2018. We believe our core service offerings fit potential customer needs within the following industry sectors: distributed power systems, oil & gas and maritime (cruise, private yachts, and commercial vessels). In 2018, we expanded our service offerings by offering 4G wireless data plans on a resale basis through a wireless aggregator and major international telecom carriers, allowing the company to leverage more than 550 telecom carriers in 180 different countries through roaming arrangements. The Company’s strategy is to enter into similar agreements with other telecom satellite operators to diversify the regions in which it can provide connectivity and the service configurations it can offer to include both subscription data plans (i.e. pricing based on data usage) and information rates (i.e. pricing based on minimum and/or maximum data transfer rates).

The Company’s current main satellite product is Kymeta’s 70 cm flat panel antenna terminal, and its current main satellite service is Kymeta’s “Kalo” service, a managed Ku band connectivity service that is billed on a data plan basis (i.e., a price per megabyte of data sent through the link). The Company’s main wireless product and service is the resale of SIM cards and wireless connectivity. Our services offer a simplified way to buy and use satellite and wireless connectivity, which is billed on a “by-the-byte” (data plan) basis, to customers and sectors that are currently unreached or underserved by terrestrial networks, or where service through traditional (parabolic) stabilized VSATs may be considered too expensive.  FMC is also offering a bundled service which combines wireless and satellite connectivity, branded “FMC 4G/LTSAT,” representing a converged approach which utilizes both 4G/LTE and satellite networks. FMC 4G/LTSAT seeks to provide seamless and the most cost-effective connectivity by using a “least cost routing” approach, using the most cost-effective connectivity path then available – typically, the FMC 4G/LTSAT service will connect the end-user to a 4G/LTE network if available (as such networks generally provide more “throughput” at a lower cost to the end user on a per megabyte basis), but will default to a satellite network if wireless connectivity is not available (or provides less robust throughput) at that time in the end user’s location.

Strategy

The goal of our connectivity service is to deliver an appropriate network solution to our customers regardless of the end user device they are using to access the Internet and other network systems. The default sales model for the 4G/LTSAT product is an equipment-inclusive or “bundled” model where customers contract (generally with a 1-3 year term) for a data plan package subscription and all required hardware for a monthly fee, which significantly reduces or eliminates the customer’s upfront capital expenditure for the equipment. We generate revenue primarily by delivering internet access through satellite and 4G/LTE networks, with pricing based on the volume of data consumed through upload or download. The Company allocates revenue to each deliverable and performance obligation, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Service revenue for equipment, data and cellular arrangements are recognized evenly over the contract terms. Installation, activation, shipping and handling fees billed to customers are included in revenue, with the associated costs included in the cost of sales, at the time the performance obligation has been met.

We are building what we believe will be a world-class technology platform which allows us to integrate multiple satellite carriers and telecom operators through various API (Application Programming Interface) and provides our customers and their authorized users the ability to monitor the connection, access relevant information on data consumption and specific key performance indicators and request technical support if and as needed. We expect that we will need to continue investing in our platform on a continuous basis as well as introduce additional features.

Kymeta Distribution Agreement

On May 4, 2017, the Company entered into a distribution agreement with Kymeta (the “Kymeta Agreement”), pursuant to which the Company has been appointed as an authorized worldwide distributor/reseller (excluding certain territories) of Kymeta’s products and services, including but not limited to satellite terminals and related equipment, and managed satellite connectivity (data service). The Kymeta Agreement is non-exclusive and does not restrict either party from directly or indirectly acquiring, licensing, developing, making, or distributing technologies, products, or services performing the same or similar functions as any of the other party’s technologies, products, or services, and does not limit or preclude Kymeta from entering into similar agreements with third parties.

The initial term of the Kymeta Agreement began, and the effectiveness of the Company’s appointment as a distributor started, on May 4, 2017, and will last for five (5) years from the Performance Notification Date, as defined in the Kymeta Agreement.

Overview of the Industry

Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, the increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming, and social networking. According to Cisco’s Visual Networking Index, global Internet protocol, or IP, traffic is expected to reach 4.8 zetabytes by 2022, or 396 exabytes per month. In 2017, the annual run rate for global IP traffic was 1.5 zetabytes per year, or 122 exabytes per month. Cisco projects IP traffic to grow at a compound annual growth rate of 26% from 2017 to 2022. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in remote and other underserved and underpenetrated markets. Satellite and wireless networks have emerged as an attractive alternative for addressing the broadband access needs of remote, underserved and underpenetrated markets in both emerging and developed countries and in both enterprise and home applications.

Market Challenges and Opportunities

Underserved and underpenetrated markets.  We believe that there is a significant market opportunity in both emerging and developed economies. In “unconnected” emerging markets, the lack of an established network infrastructure and the high initial deployment costs associated with traditional wired network infrastructure build-outs have encouraged adoption of wireless networking infrastructure. In “under-connected” markets, bandwidth demand exceeds either the available capacity from existing infrastructure or the affordable supply of new infrastructure, resulting in an attractive market opportunity for wireless and satellite systems to bolster connectivity. Additionally, we believe there is a large market opportunity in connected markets serving customers that want to deploy reliable, scalable and customizable wireless and satellite networks and whose primary buying criterion is based on price-performance characteristics.

Challenges facing incumbent solutions. To provide robust wireless and satellite connectivity that meet the price-performance needs of service providers and enterprises, vendors of networking solutions must address the following problems facing incumbent solutions:

●	Poor performance. To deliver high performance, satellite and wireless networking solutions need to satisfy diverse performance requirements for video, voice and data. The challenges of operating in the various bands of the Radio Frequency (“RF”) spectrum, including spectrum noise and interference resulting from the proliferation of devices, often result in difficulty establishing network connections and unreliable or poor performance. Additionally, the performance and reliability of existing, satellite and wireless, networking solutions decline rapidly as the number of subscribers and, in the case of wireless networks, the range of service delivery increases. Lack of hardware and software integration between products, technologies and vendor devices can diminish network performance significantly and increase the complexity of network management, integration, and expansion. Additionally, some of the challenges of operating a broadband satellite network include the high cost of building and launching a satellite, limited orbital slots and available frequencies, managing interference with adjacent satellites, large remote antennas requiring often limited space (for example, on a cruise ship) and remote terminals operating in sometimes harsh environments or with “line-of-sight” blockages for fixed satellite service. The result is that network connections and the amount of “throughput” are not as reliable or robust as with terrestrial services, and satellite service can be significantly more expensive or impractical as a solution.

●	High cost of ownership. Existing alternative solutions, such as fiber-to-the-premises, cable, digital subscriber line (“DSL”), worldwide interoperability for microwave access, or WiMAX, LTE and traditional backhaul, provide high capacity, high-performance broadband access; however, these solutions can be extremely costly, and often do not meet the demanding price-performance requirements of underserved markets. Likewise, traditional satellite services are often cost prohibitive for effective use in all but the most critical applications.

●	Complexity. Existing alternative solutions are often difficult to deploy and manage and require skilled employees or high cost consultants to install and operate. In addition, existing enterprise solutions often offer a large variety of features and functionalities that enterprise customers may find overwhelming or unnecessary.

●	Lack of product support and customer-driven features. Product support and feedback for alternative suppliers’ wireless networking solutions are often costly and ineffective. Existing wireless solutions are not accompanied by dynamic product support to assist customers in efficiently setting up and troubleshooting their networks. Additionally, alternative suppliers generally lack an effective mechanism to communicate with their end-users and incorporate feedback from usage into product roadmaps.

Market opportunity.  Broadband satellite service providers have developed products and services to satisfy the increasing demand for broadband access, support mobility and provide the performance and reliability demanded by customers in remote and underserved areas. However, these existing solutions often fail to meet the price-performance requirements of fixed wireless networking in remote or emerging markets, which in turn has led to low penetration of broadband access to remotely located critical assets such as distributed power generation systems (Solar PV, Wind farms, hydroelectric power plant, biogas power plant and oil & gas facilities). We believe a more attractively priced solution using satellite or other wireless technology would further expand the use of the internet to these users.

Our Solutions

The products and services we distribute/resell enable both enterprises and end users to cost-effectively deploy the infrastructure for high performance, scalable and reliable connectivity. Our solutions offer the following key benefits:

●	High-performance proprietary technology solutions. The products and services we distribute/resell include high-performance antennas, software, communications protocols, and management tools that have been designed to deliver carrier and enterprise-class satellite and wireless broadband access and other services primarily in the licensed RF spectrum. The Kymeta terminals, which incorporate innovative proprietary (to Kymeta) technologies, are designed and field tested to deliver carrier-class network speeds, throughput, range, and coverage, while simultaneously meeting the varying performance requirements of video, voice and data traffic. As compared to traditional stabilized parabolic VSAT antennas, the flat panel, electronically steered Kymeta antenna is smaller and lower profile, and has no moving parts, making it lighter, cheaper and more easily deployable than both stabilized parabolic and existing “phased array” flat panel antennas.

●	Price disruptive offering. The products and services we distribute/resell have been designed to deliver high performance to users at highly disruptive price points. The deployment and operation of our products and solutions require a fraction of the capital expenditures, implementation expenses and network maintenance costs of those associated with both terrestrial wireless networks and traditional stabilized VSAT satellite solutions. The consumption-based data plans that we now offer represent a significant change in the way customers can purchase and use broadband satellite and wireless services, and both opens new markets and creates opportunities to convert existing customers from their current providers.

●	Integrated and easy to deploy and manage. The integrated products and services we distribute/resell reduce the complexity associated with the installation, management, and expansion of wireless and satellite networks. The innovative, consumption-based hybrid data plan offerings associated with our satellite and wireless services, compared with the traditional minimum monthly fee, “use it or lose it” pricing model of broadband satellite and wireless, will allow penetration into currently unserved or underserved markets (whether the application is fixed or mobile), such as renewable energy, Oil & Gas, Commercial Vessels, and Private Yachts.

Our Strategy

Our goal is to disrupt the market for communications technology by offering innovative products and services that provide superior performance at more affordable prices than alternative solutions. Key elements of our strategy include the following:

●	Delivering high-performance characteristics at disruptive price points. We intend to expand our market opportunities by continuing to distribute and resell products and services with disruptive price-performance characteristics, such as the 4G/LTSATTM service, with the goal of displacing higher-priced solutions in enterprise markets and expanding service to customers with mission-critical assets in remote locations. We believe that we can sustain our disruptive strategy through our unique business model, focusing on the features and functionalities most critical to customers and avoiding the fringe features, which add both cost and complexity. These features and functions include easy to set-up and use satellite and wireless solutions.

●	Leverage our technologies and business model in adjacent markets. We intend to continue to leverage the technologies of our suppliers and our business model to target other large and growing markets that we believe are ripe for disruption, such as video surveillance, routing, switching, gigabit passive optical networking (GPON fiber connectivity) and licensed microwave wireless backhaul markets. These verticals include small connected objects, found in the power and utility industries, hospitality, medical, education, government, warehousing, retail, construction, trucking and fleet management, and other verticals. We believe we are well positioned to gain traction in these new addressable markets and will continue to accelerate our collaboration with our suppliers to continue innovation in these products.

●	Maintain and extend our technological leadership. We intend to work cooperatively with our current and future suppliers as they develop innovative solutions for our target markets. We believe that our continued focus on utilizing customer-driven feedback in helping suppliers develop such technologies will allow suppliers to deliver and us to distribute/resell products and solutions with disruptive price-performance characteristics specifically tailored to the needs our target markets. In addition, we believe the continued innovation of our suppliers’ technologies is key to the value in the products and services we distribute and resell and critical to retaining customers.

Competition

The Company will be subject to significant and intensifying competition within the satellite industry and from other providers of communications capacity. The Company’s ability to sell products and services will depend on 1) the ability of the Company’s suppliers to develop new products and services to remain competitive, 2) the Company’s ability to i) re-sell such products and services, ii) develop, adopt or have access to new technologies; iii) successfully implement its marketing, sales and promotion strategy, and iv) maintain and grow market share in the industry, and 3) the risks from changes in the U.S. and international regulatory environments affecting the satellite and communications industries. The Company’s failure to compete effectively would adversely affect the Company’s results of operations, business prospects, and financial condition.

Distribution Methods

Competing successfully depends heavily on our ability to deliver and distribute innovative products and technologies to the marketplace across. We often face a long sales cycle from the time a project is identified to the delivery and implementation of our solution. In some cases, this cycle may last 6 months or longer. We believe that to compete successfully we need both a direct and indirect distribution model:

Direct Model

The Company primarily sells directly to customers through our internal sales team and independent sales agents. Our sales process is typically initiated either by potential customers contacting the Company directly via our website and/or through a referral from a current customer, following which we collect information and provide a price estimate based on customer requirements and our recommended connectivity solution. We “size” our connectivity solutions and allocated network bandwidth based on the anticipated network load.

Indirect Model

The Company also utilizes a number of sub-resellers, and potential customers may also purchase our products and services from one of such sub-resellers. We target sub-resellers with an existing customer base which we think may be candidates for our products and services. In 2018, we set up several sub-resellers in Houston, Texas, Marseille, France, Trinidad and Tobago, Viareggio, Italy, Genoa, Italy, and South Africa, however, there is no assurance that these arrangements will result in the generation of any meaningful revenue.

Dependence on one or a few major customers

The Company will likely depend on a limited number of large customers to purchase or subscribe to its products and services. During the year ended December 31, 2018 one customer accounted for 39% of our total revenue; and there were four additional customers each in excess of 10% of our total revenue. As the Company expands and begins to generate more sales in the different targeted market verticals, the dependency on large customers is expected to decline over time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Need for any government approvals

The telecommunications industry is highly regulated. Most of the services we resell require licenses or approvals from regulatory authorities in various countries. In the United States, we and our suppliers are subject to the regulatory authority of the Federal Communications Commission (“FCC”). Regulation of the telecommunications industry continues to change rapidly. The services we currently resell in the U.S. are currently provided on a private carrier basis, rather than a common carrier basis, and are therefore subject to lighter regulation under the U.S. Communications Act of 1934, as amended, and the regulations of the FCC. If the FCC was to determine that our services constitute common carrier offerings subject to common carrier regulations, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with all applicable requirements.

For our U.S. business, our suppliers generally maintain licenses with rights to the radio frequency spectrum, including very small aperture terminal (VSAT) earth station licenses, and contracts for wireless communications service licenses.

If we execute a customer agreement in a foreign country, either we or our suppliers may be required to register to provide our telecommunications services in that foreign country. The foreign laws and regulations governing the services we resell are often complex and subject to change with short or no notice. Failure to comply with any of the laws and regulations to which we are subject may result in various sanctions, including fines, loss of any existing authorizations and denial of applications for new authorizations.

If we seek to export our telecommunications equipment and services, we will be required to comply with export control laws and regulations, trade and economic sanction laws and regulations of the United States and other countries with respect to the export of our telecommunications equipment and services. State and local regulation additionally apply to certain aspects of our business. We are also subject to various anti-corruption laws, including the Foreign Corrupt Practices Act, that prohibits the offering of or giving anything of value to government officials for the purpose of obtaining or retaining business or for gaining an unfair advantage.

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect the proprietary technology of the Company and our suppliers. We have registered the “FMC GlobalSat” logo with the U.S. Patent and Trademark Office, and registered the domain name “fmcglobalsat.com”.

Consultants and Employees

As of December 31, 2018, we had 4 full-time employees, 7 consultants and 2 part-time employees. Our U.S. employees are not represented by a labor union. Competition for qualified personnel in our industry is intense, particularly for software and network engineers, computer scientists, and other technical staff. To be in compliance with US immigration law, we have sponsored some of our non-US-national employees during the course of 2018 and we may expect to keep doing so in 2019 as we see fit.

Our Website

Our corporate website address is www.fmcglobalsat.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission (“SEC”) filings, furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are a company that has a limited operating history and it is difficult to predict our future growth and operating results.

As of the date of this Annual Report, the Company has limited capital and operating history. Therefore, the Company is subject to the risks involved with any speculative early-stage enterprise. There is no assurance that the Company will successfully offer, market and distribute its licensed products or services and or retains its customers. The Company may experience continuing net losses and negative cash flows from operations. The extent of continuing losses and negative cash flows from operations and the time required to reach profitability are highly uncertain. There is no assurance that the Company will be able to achieve profitability or that profitability if achieved, can be sustained on an ongoing basis. Such risks for the Company include, but are not limited to:

●	An evolving, unpredictable and unproven business model;

●	An intensely competitive developing market;

●	Rapidly changing technology;

●	Managing growth;

●	Dependence on key personnel;

●	Dependence on the perpetuation of the distribution/reseller agreements with our suppliers;

●	Dependence on our suppliers continuing to offer favorable pricing for their hardware and services;

●	Dependence on successful commercial operations by our suppliers;

●	Limited operating capital and limited access to credit; and

●	Other unforeseen changes and developments.

In order to address these risks, the Company must, among other things:

●	Implement and successfully execute its business strategy;

●	Provide superior customer service;

●	Respond to competitive developments;

●	Attract, retain and motivate qualified personnel; and

●	Respond to unforeseen and changing circumstances.

The Company cannot make the assurance that it will succeed in addressing these risks.

There is substantial doubt about the Company’s ability to continue as a going concern, which may impact our ability to achieve profitability in the future.

The Company is in its early stage, has limited liquidity, limited operations, and has incurred a net loss of $1,943,182 and $779,648 during the years ended December 31, 2018 and December 31, 2017, respectively. The Company’s primary source of operating funds since inception has been from the issuance of convertible notes, the sale of Common Stock and warrants in the private placements (see Note 7 – Stockholders’ Equity) of our accompanying financial statements), cash proceeds from revenue generated by sales, and the issuance of common shares to its founders. We anticipate negative cash flows for the foreseeable future, as we expect to incur operating expenses with the continued development and expansion of our business. Our expenses include selling and marketing, customer support, and general and administrative expenses. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis. Since we have incurred continuing losses from operations and are dependent upon future sources of equity or debt financing in order to fund our operations, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the accompanying financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We face strong competition within the satellite and wireless connectivity industries.

The Company will be subject to significant and intensifying competition within the wireless and satellite industries and from other providers of communications capacity. The Company’s ability to sell products and services will depend on: the ability of our suppliers to develop new products and services to remain competitive and on the Company’s ability to resell such products and services; its ability to develop, adopt or have access to new technologies; its ability to successfully implement its marketing, sales and promotion strategy; its ability to maintain and grow market share in the industry; and the adverse impacts from potential changes in U.S. and international regulatory environments affecting the satellite and communications industries. The Company’s failure to compete effectively would adversely affect the Company’s results of operations, business prospects, and financial condition.

We may be unable to implement price increases or maintain existing prices on our services.

The average selling prices and margins of remote telecommunications services historically have declined over their life cycles. This trend reflects, in part, the intense competition in the industry. The Company will compete not only against other distributors of our suppliers’ products and services, but it will also effectively compete with other distributors and providers of wireless, fixed satellite, and mobile satellite services that the Company does not distribute. The competitive environment may result in downward pressure on pricing and lower margins. The downward pricing pressure may lead to period over period declines in the Company’s operating results from time to time.

Dependence on one or a few major customers

During the year ended December 31, 2018 customer accounted for 39% of our total revenue; and there were four additional customers with revenue each in excess of 10% of our total revenue. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

We may be unable to source additional, or strengthen our existing relationships with, suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.

In order to attract quality suppliers, we must demonstrate our ability to help our suppliers increase their sales and demonstrate our ability to offer a cost-effective, high quality connectivity solution to our customers and potential customers. If we are unable to provide our suppliers with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We purchase significant amounts of products and services from a limited number of suppliers with limited supply capabilities, specifically including Kymeta. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at current prices. An inability of our existing suppliers to provide products and services in a timely or cost-effective manner could impair our growth and materially and adversely affect our business, financial condition, and results of operations. The loss of any of our significant suppliers would have a negative impact on our business, financial condition, and results of operations. In addition, in our experience, it is challenging to persuade buyers of connectivity services to switch to a different product/service, which could make it difficult to retain certain customers if we lose a connectivity supplier, thereby exacerbating the negative impact of such loss on our business, financial condition, and results of operations.

We continually seek to expand our base of suppliers and to identify new communications products and services. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, and results of operations may be adversely affected.

Our future operating results are subject to fluctuations and quarterly variations based upon a variety of factors, many of which are not within our control.

Given the early stage of the Company and the rapidly evolving nature of the markets in which the Company will be competing, the Company expects to experience significant fluctuations in its future operating results due to a variety of factors, many of which are outside of its control. Factors that may adversely affect the Company’s operating results include, without limitation, the following:

●	The acceptance and use of the services and products the Company resells;

●	Availability of inventory from its vendors;

●	The timing of sales to customers;

●	The ability of its vendors and/or the Company to develop and upgrade its products, systems, and infrastructure;

●	The announcement or introduction of new products and services by the competitors of our suppliers and/or Company;

●	The amount and timing of operating costs and capital expenditures relating to the expansion of the Company’s business, operations, and infrastructure;

●	The Company’s continued access to capital to fund growth and capital expenditures, and

●	General economic conditions and economic conditions which are specific to the industry.

We have a relatively short operating history in a relatively new and rapidly developing market, which makes it difficult to evaluate our business and future prospects.

The markets for the services and products that will be offered by the Company are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed competitive service and product offerings. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the products and services offered by the Company do not achieve or sustain market acceptance, the Company’s business, prospects, financial condition and results of operations would be materially adversely affected.

Rapid technological change and substantial competition may impair our business.

To remain competitive, the Company will be required to continually enhance and improve the responsiveness, functionality, and features of our offered technology. The satellite and wireless communications industries are characterized by highly complex technology, rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could at any time render its then existing products and services, as well as proprietary technology and systems, obsolete. The Company’s future success will depend, in part, on the ability of the company’s suppliers to develop technologies useful in their business, enhance their existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The marketing and sale of other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully be able to market or sell any of such new technologies effectively or that such hardware, software and/or technology (proprietary or otherwise) will comply with customer requirements or emerging industry standards. If the Company was unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company’s business, prospects, financial condition and results of operations would be materially adversely affected.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

The Company intends to operate in a highly regulated industry and government regulations may adversely affect its ability to sell its intended products and/or services or otherwise limit the Company’s ability to operate or grow its business.

The Company and/or its suppliers may be subject to regulatory and licensing requirements in each of the countries in which it will sell products and/or provide services, and its business may be sensitive to regulatory changes in those countries. Countries where the Company may conduct business or their regulatory authorities may adopt new laws, policies or regulations, or change their interpretation of existing laws, policies or regulations, that could cause the Company’s or its suppliers’ existing authorizations to be changed or canceled, require the Company (directly or indirectly through is suppliers) to incur additional costs, impose or change existing pricing, or otherwise adversely affect its intended operations or revenues. As a result, any currently held regulatory authorizations by the Company or its suppliers are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that the Company (or its suppliers) may not be able to obtain on a timely basis or on terms that are not unduly costly or burdensome.

In addition, the provision of some of the services we currently resell or other future services may be dependent upon obtaining and maintaining the necessary licenses, certifications, and other approvals, which may or may not be issued or renewed by the applicable regulatory authority. If the Company, its suppliers or its end-users are unable to obtain or retain necessary licenses, certifications and approvals, the Company’s revenue and profitability could be adversely affected.

The Company has not requested or obtained an opinion of counsel or ruling from any authority to determine if its intended operations are in compliance with or violate any laws and regulations of any jurisdiction. In the event that the Company’s intended operations are deemed to violate any laws, the Company could have a liability that could cause it to modify or cease its operations.

We are dependent upon our key management personnel for our future success.

The Company’s performance will depend substantially on the continued services and performance of senior management of the Company, specifically including our CEO, Emmanuel Cotrel, and other key personnel and strategic consultants. The Company’s performance will also depend on its ability to retain and motivate their other qualified officers and key employees. The loss of the services of any of the executive officers or other key employees of the Company could have a material adverse effect on the Company’s business, prospects, financial condition and results of operation. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, marketing, managerial and financial personnel. Competition for such personnel is intense, and the failure of the Company to attract and retain the necessary technical, marketing, managerial and financial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Management of Growth

In order to maximize the potential growth in the Company’s market opportunities, the Company may have to expand rapidly and significantly. The impetus for expansion could place a significant strain on the management, operational and financial resources of the Company. In order to manage growth, the Company will be required to implement and continually improve its operational and financial systems, expand operations, attract and retain superior management and train, manage and expand its employee base. The Company can give no assurance that it will effectively manage its operations, that its system, procedures, or controls will adequately support operations or that management of the Company will successfully implement its business plan. If the Company cannot effectively manage growth, the Company’s business, prospects, financial condition and results of operations could be adversely affected.

If we cannot successfully implement any future acquisitions or other strategic transactions, it could have a material adverse effect on our operating results

The Company’s ability to complete future strategic transactions could be important to the successful implementation of its business strategies, including its strategies to strengthen its geographic diversity and broaden its customer base. Successful completion of an acquisition or other similar transaction depends on a number of factors that are not entirely within the Company’s control, including its ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In seeking to acquire a target company, the Company may face competition from other companies interested in acquiring the target company that have significantly greater financial and other resources than the Company has. If the Company needs to finance a transaction, it may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit the transaction to proceed. If any of these factors prevents it from completing one or more strategic transactions, the Company may not be able to expand its business in the manner and on the schedule that it plans. In addition, the Company may incur significant costs arising from its efforts to engage in strategic transactions. These costs may exceed the returns that it realizes from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction.

Even if the Company completes one or more strategic transactions, it may be unable to integrate successfully the personnel and operations of a new business or achieve the operational synergies or other benefits that it had anticipated. Moreover, it might fail to discover the liabilities of a business or operating or other problems prior to completing a transaction. The Company could experience adverse accounting and financial consequences, such as the need to make large provisions against the acquired assets or to write down acquired assets. It might also experience a dilutive effect on its earnings. Depending on how any such transaction is structured, there may be an adverse impact on the Company’s capital structure. Further, an acquisition could disrupt the ongoing business, distract management and employees or lead to increased expenses.

We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements.

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;

●	injury to our reputation;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to customers or those injured;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and

●	a decline in the value of our stock.

Our inability to obtain and retain sufficient product liability insurance for any reason to protect against potential product liability claims could prevent or inhibit the commercialization of products we offer for sale. We do not maintain any product liability insurance. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Liability for uninsured losses could adversely affect our financial condition.

The Company currently maintains some insurance coverages, such as a Commercial General Liability policy, and a director and officers policy. However, we may not be able to arrange for products liability, errors, and omissions, additional or higher limited liability coverage as may be needed and/or any other required insurance for its business, which is customarily obtained for similar businesses. The lack of or inadequacy of insurance could materially adversely affect the Company and the value of its securities in the event of an uninsured loss.

The Company is dependent on computer and communications systems, and a systems failure or data breach could cause a significant disruption to its business.

The Company’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure. The Company currently maintains its products at numerous customers locations which are dependent upon computer systems at multiple locations, including several third-party data centers, along with computer equipment at each of its terminals. The Company’s operations and those of its technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond its control. Although the Company believes that the Company and its communications providers have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, it may be required to expend additional resources to continue to enhance its information security measures and investigate and remediate any information security vulnerabilities. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay the Company’s operations, damage its reputation, cause a loss of customers, agents or third party capacity providers, expose the Company to a risk of loss or litigation, or cause the Company to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on its results of operations and financial position.

Acts of terrorism, effects of war, public health, man-made and natural disasters, other catastrophes or political unrest could have a material adverse effect on our business.

The services and products we will be providing depend upon substantial investments in, and the reliable operation of, satellite networks and terrestrial telecommunications equipment. Such facilities and equipment are subject to being disabled or made inaccessible as a result of natural disasters, military actions, acts of war and acts of terrorism, which could, in turn, lead to an interruption or disruption of some of our services in one or more geographic areas, including areas where we will have a significant customer base. Further, such events could harm our business reputation, particularly if any of our competitors are able to continue to provide communication services when we are not or are able to restore service more quickly than we do. In the event of future natural or man-made disasters affecting our facilities or equipment, we may experience a loss in revenue, which may not be adequately insured against and could, therefore, reduce our profitability. There is no assurance that we will be able to maintain adequate insurance for our business at a reasonable cost or at all.

Our business could be harmed by our or our suppliers’ possible failure to protect its intellectual property and proprietary rights.

The Company’s success will depend in part upon its ability to distribute/resell its suppliers’ proprietary products and services. The Company does not own any patents or other intellectual property (other than trademark rights), though it is developing certain software applications which will enable certain customer service and support functionality (such as a customer portal through which customers can view and monitor things such as their data usage) in which it will own the intellectual property. In addition, the Company cannot assure that its suppliers will be successful in protecting their intellectual property or that others will not develop intellectual property, products and/or services that are superior to those offered by our suppliers or that our suppliers will develop additional proprietary products or processes that are patentable, and that if issued, that any patent will give a competitive advantage or that such patent will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our supplier’s technologies and products and/or the Company’s ability to do business.

The Company has applied and received from the USPTO its registered trademark of its FMC GlobalSat logo and name, and may apply to register certain additional trademarks in, or claim certain trademark rights in, the United States and/or foreign jurisdictions. The Company cannot assure that its or its suppliers’ means in protecting its proprietary rights will suffice or that the Company’s competitors will not independently develop competitive technology or duplicate services or design around patents or other intellectual property rights issued to the Company or its suppliers.

We may become subject to litigation, the disposition of which could have a material adverse effect on our cash flows, financial position or results of operations.

From time to time in the normal course of business or otherwise, the Company may become subject to litigation that may result in liability material to the Company’s financial statements as a whole or may negatively affect its operating results if changes to business operations are required. The cost to defend such litigation may be significant and may require a diversion of the Company’s resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of the Company’s business, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s business, financial condition, and results of operations.

Instability in financial markets could adversely affect our ability to access additional capital.

In past years, the volatility and disruption in the capital and credit markets reached unprecedented levels. If these conditions reoccur, there can be no assurance that the Company will not experience a material adverse effect on their ability to borrow money or have access to capital, if needed. Lenders may be unable or unwilling to lend money. In addition, if the Company determines that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be expensive or those markets may be unavailable. If the Company were unable to raise funds through debt or equity markets, it could have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that any additional capital will be available to the Company, or if available, will be on terms favorable to the Company.

The Company’s officers and directors have significant control over shareholder matters and the minority shareholders will have little or no control over the Company’s affairs.

Our officers and directors own approximately 47.6% of the Company’s outstanding Common Stock, and thus collectively have significant control over shareholder matters, such as the election of directors, amendments to our Certificate of Incorporation, and approval of significant corporate transactions. As a result, the Company’s minority shareholders will have little or no control over our affairs.

RISKS RELATING TO OUR COMMON STOCK

An investment in our company should be considered illiquid.

An investment in the Company requires a long-term commitment, with no certainty of return. Because we did not become an SEC reporting company by the traditional means of conducting an initial public offering of our Common Stock, we may be unable to establish a liquid market for our Common Stock. Moreover, we do not expect security analysts of brokerage firms to provide coverage of the Company in the near future. In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on behalf of the Company or its stockholders in the future than they would if we became a public reporting company by means of an initial public offering of common stock. In 2018 the Company had material weaknesses in its internal controls as further explained in Item 9A. If all or any of the foregoing risks occur, it would have a material adverse effect on the Company. Even if our Common Stock is quoted on an over the counter market or listed on a national exchange, of which no assurances can be given, we cannot predict whether an active market for our Common Stock will ever develop in the future. The lack of an active market impairs purchasers of the Company’s Common Stock at the time they wish to sell their shares or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the Company’s Common Stock.

We may not qualify for OTC Bulletin Board or OTCQB inclusion, and therefore you may be unable to sell your shares.

There is no public trading market for our Common Stock and our Common Stock is not quoted or reported on any exchange or quotation system and may not be able to be resold other than in privately negotiated transactions. We plan on applying for the quotation of our Common Stock on the over the counter bulletin board market maintained by OTC Markets, LLC, which we refer to herein as the OTCQB. No assurances can be given, however, that our Common Stock will be accepted for quotation. Among other matters, in order for our Common Stock to become OTCQB eligible, a broker/dealer member of FINRA, must file a Form 211 with FINRA and commit to make a market in our securities once the Form 211 is approved by FINRA. If for any reason our Common Stock does not become eligible for quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our Common Stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, any quotation of our Common Stock would be conducted in the “pink” sheets market. As a result, a purchaser of our Common Stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. The above-described rules may materially adversely affect the liquidity of our securities.

Our Common Stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Once our Common Stock becomes quoted on the OTCQB, substantial future sales of our Common Stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our Common Stock, assuming our Common Stock begins trading on the OTCQB. Sales by existing stockholders of a large number of shares of our Common Stock in the public market or the perception that additional sales could occur could cause the market price of our Common Stock to drop.

FINRA sales practice requirements may also limit your ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell shares of Common Stock, have an adverse effect on the market for our Common Stock, and thereby depress the price of our Common Stock. In addition, it has been more difficult in recent years for holders of “penny stocks” to deposit their shares with brokerage firms, which may limit any shareholder’s ability to sell shares of the Company’s stock, even if such shares are approved for quotation on the OTCQB.

We are an “emerging growth company,” and will be able to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company particularly after we are no longer an “emerging growth company.”

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort towards ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to accept this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we are at the very early stages of establishing, and we may be unable to effectively establish such systems. This would leave us without the ability to reliably assimilate and compile financial information about the Company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on the Company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us. In 2018, the Company had material weaknesses in its internal controls as further described in Item 9A.

We do not currently intend to pay dividends on our Common Stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Upon dissolution of the Company, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of the Company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of Common Stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of Common Stock, or any amounts, upon such a liquidation, dissolution or winding-up of our Company. In this event, you could lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3301 SE 14th Avenue, Fort Lauderdale, FL 33316. The property is leased for two years beginning March 1, 2018 and ending February 28, 2020 at a rental expense of $4,452 per month. The lease contains two renewal options each for an additional two-year lease term at the same monthly rent.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not presently traded on any market or securities exchange. We are seeking a market maker to file 15c2-11 for the trading of our common stock on the OTCQB Market. There can be no assurance that a market maker will agree to file the necessary documents with the FINRA, nor can we provide assurance that our shares will actually be quoted on the OTCQB Market or, if quoted, that a viable public market will materialize or be sustained.

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

Holders

As of the date of this Annual Report, there are 60 holders of record of our Common Stock.

Recent Sales of Unregistered Securities.

None

Securities Act Exemptions

We deemed all of the above offers, sales and issuances of our shares of Common Stock and warrants to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Dividends

We have never declared or paid cash dividends on our Common Stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board deems relevant.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks described herein in “Item 1A-Risk Factors.”

OVERVIEW

The Company is a provider of global connectivity solutions, with a focus on providing hybrid communications and connectivity services utilizing both terrestrial wireless and satellite networks. We currently offer data connectivity to remote or difficult to serve customer sectors through broadband satellite and wireless 4G networks. The Company began in 2017 by reselling products and services offered by Kymeta Corporation (“Kymeta”). Kymeta manufactures technologically innovative and electronically steerable (i.e., using software and no mechanical parts) flat panel satellite antennas and offers a managed Ku band satellite data connectivity service in partnership with IntelSat. The Company’s initial target market focus for reselling Kymeta products and services was the renewable energy industry. The Company has since expanded its sales strategy to include targeting the following industry sectors: distributed power systems, oil & gas and maritime (cruise, private yachts and commercial vessels). In 2018, we expanded our service offerings by offering 4G wireless data plans on a resale basis through a wireless aggregator and major international telecom carriers, allowing the Company to leverage more than 550 telecom carriers in 180 different countries through roaming arrangements. The Company’s strategy is to enter into similar agreements with other telecom satellite operators to diversify the regions in which it can provide connectivity and the service configurations it can offer to include both data plans (i.e. pricing based on data usage) and information rates (i.e. pricing based on minimum and/or maximum data transfer rates).

The Company’s current main satellite product is Kymeta’s 70 cm flat panel antenna terminal, and its current main satellite service is Kymeta’s “Kalo” service, a managed Ku band connectivity service that is billed on a data plan basis (i.e., a price per megabyte of data sent through the link). The Company’s main wireless product and service is the resale of SIM cards and wireless connectivity. Our services offer a simplified way to buy and use satellite and wireless connectivity, which is billed on a “by-the-byte” (data plan) basis, to customers and sectors that are currently unreached or underserved by terrestrial networks, or where service through traditional (parabolic) stabilized VSATs may be considered too expensive.  FMC is also offering a bundled service which combines wireless and satellite connectivity, branded “FMC 4G/LTSAT,” representing a converged approach which utilizes both 4G/LTE and satellite networks. FMC 4G/LTSAT seeks to provide seamless and the most cost-effective connectivity by using a “least cost routing” approach, using the most cost-effective connectivity path then available – typically, our 4G/LTSAT will connect the end-user to a 4G/LTE network if available (as such networks generally provide more “throughput” at a lower cost to the end user on a per megabyte basis), but will default to a satellite network if wireless connectivity is not available (or provides less robust throughput) at that time in the end user’s location.

For the year ended December 31, 2018 we generated revenues of $305,403 and a net loss of $1,943,864; and for the period of April 19, 2017 (inception) to December 31, 2017 we generated revenues of $35,213 and a net loss of $779,648.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

Recent Developments.

On September 21, 2018, we entered into a financing transaction with Christopher MacDonald, who at the time was the Company’s Chief Operating Officer and a member of the Board of Directors. As part of the financing, the Company issued to Mr. MacDonald a convertible promissory note in the original principal amount of $70,000 (the “Note”) pursuant to the terms of a note purchase agreement. The Note bears interest at the rate of 8% per annum. Interest payments accrued are due on the maturity date. Both the principal and the interest under the note were repaid on November 15, 2018.

Between November 14, 2018, and December 21, 2018, we sold an aggregate of $990,000 of units of securities pursuant to separate purchase agreements with accredited investors (the “Investors”), at a purchase price of $1.00 per unit (the “December 2018 Private Placement”).  Each unit consists of one share of Common Stock, and a five-year warrant to purchase one half (1/2) of one share of Common Stock, at an exercise price of $2.50 per warrant. The Company’s Chief Executive Officer, Emmanuel Cotrel, invested $200,000 out of the $990,000 raised by the Company in these private placements.

Except for certain issuances, for a period beginning on the final closing date of the December 2018 Private Placement and ending on the date that is 24 months thereafter, in the event that the Company issues any shares of Common Stock or securities convertible into Common Stock at a price per share or conversion price or exercise price per share that is less than $1.00, the Company shall issue to the Investors such additional number of units such that the Investor shall own an aggregate total number of units as if they had purchased the units at the price of the lower price issuance. No adjustment to the exercise price of the warrants is required in connection with a lower priced issuance.

The warrants are exercisable, at any time on or after the closing date of the December 2018 Private Placement, at a price of $2.50 per share, subject to adjustment, and expire five years from the date of issuance.

At any time after the Liquidity Date (as such term is defined in the governing securities purchase agreement), the Company shall have the option, subject to certain conditions, to redeem the then outstanding warrants at a price of $0.0001 per share, upon not less than thirty (30) days and not more than sixty (60) days prior written notice to the holder, provided (i) there is an effective registration statement covering the resale of the shares of Common Stock underlying the warrants and (ii) the closing bid price of the Company’s Common Stock for each of the twenty (20) of the thirty (30) consecutive prior trading days is at least Five Dollars ($5.00).

In connection with the December 2018 Private Placement, certain existing shareholders agreed to cancel an aggregate of 5,310,000 shares of Common Stock held by them.

In connection with the December 2018 Private Placement, Emmanuel Cotrel, our Chief Executive Officer, agreed to terminate his employment agreement and all related payments, benefits and severance rights thereunder pursuant to a letter agreement. Pursuant to the letter agreement, Mr. Cotrel waived any deferred salary accrued to the date of the letter agreement, and the Company and Mr. Cotrel agreed that he will continue serving as the Company’s Chief Executive Officer but will not draw a salary until such time as the Company achieves a mutually agreeable revenue milestone (and until such milestone is reached, no salary will be accrued or considered deferred). In consideration for the foregoing, the Company agreed to issue Mr. Cotrel an option award to purchase up to Six Hundred Thousand (600,000) shares of Common Stock at an exercise price equal to $0.62 per share, which shall vest in 36 equal monthly installments provided Mr. Cotrel remains employed by the Company.

Additionally, in connection with the December 2018 Private Placement, Adam Ferguson, the Company’s then-Chief Technology Officer and Director, and Christopher MacDonald, the Company’s then-Chief Operating Officer and Director, entered into separate letter agreements with the Company, pursuant to which Adam Ferguson agreed to cancel 2,125,000 and Christopher MacDonald agreed to cancel 2,485,000 of their respective shares of Common Stock, effective upon the initial closing of the December 2018 Private Placement. Pursuant to their respective letter agreements, each of Mr. Ferguson and Mr. MacDonald agreed to terminate their respective employment agreements with the Company (including all payments, benefits and severance rights and the waiver of any deferred accrued salary), effective as of the initial closing of the December 2018 Private Placement.

In March 2019, the Company issued 30,000 shares of its common stock, and a warrant to purchase 240,000 shares of its common stock, respectively, to two separate providers of strategic advisory services under agreements with such providers.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2018 and December 31, 2017

Revenue and Cost of Revenue

During the year ended December 31, 2018 revenues were $305,403 compared to $35,213 for the same period ended December 31, 2017, an increase of $270,190 or an increase of 767.3%. The Company’s main focus during 2018 has been developing and initiating market awareness. The increased revenue in 2018 is attributed to the launch of our 4G/LTSAT hybrid satellite and wireless service, most notably in the fourth quarter of 2018.

Cost of Revenue

During the year ended December 31, 2018 cost of goods sold were $185,766, compared to $34,275 for the same period ended December 31, 2017, an increase of $151,491 or an increase of 442%. The Company’s main focus during 2018 has been developing and initiating market awareness of our products and services. The increased cost of goods sold in 2018 is attributed to the launch of our 4G/LTSAT hybrid satellite and wireless service, most notably in the fourth quarter of 2018 as services were deployed to customers.

Gross margin

Gross margin is calculated by subtracting the cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue.

Gross margin for the years ended December 31, 2018 and 2017 were 39.2% and 2.7%, respectively. The increase in gross margin for the year ended 2018 compared to 2017, is primarily attributable to the increased revenue in 2018 and the development of an ongoing business plan. Since the Company is in its early stages there can be no assurance that the 39.2% gross margin level is indicative of sustainable margins at higher revenue levels.

Selling and marketing expenses

Selling and marketing expenses were $532,062 for the year ended December 31, 2018 compared to $25,222 during the same period ended December 31, 2017, an increase of $506,840. The increase was primarily due to an increase in compensation expense of $315,980 related to the hiring of sales personnel, sales consultants, and marketing personnel. Marketing and promotional expenses for the year ended December 31, 2018, increased approximately $66,682, as the Company has been developing and initiating market awareness through tradeshows, social media campaigns, and publications. The remaining $124,178 increase was due to travel, sales, and marketing related software subscriptions, and miscellaneous office related expenses.

General and administrative expenses

General and administrative expenses were $1,531,439 during the year ended December 31, 2018 compared to $615,419 in the prior year period, an increase of $916,020 or approximately 149%. The increase was primarily due to a $370,231 increase in compensation expense related to the hiring of accounting and support personnel; and due to the recording of $247,146 in stock-based compensation due to the issuance of stock options in 2018, compared to zero stock option issuances in 2017. Office expense increased by $38,425 in the 2018 period due to the Company leasing office space in Fort Lauderdale. Professional services increased $79,200 due to the audit and legal fees, insurance expense increased $40,062, travel expenses increased $64,003, bad debt expense was $40,912 in the 2018 period compared to zero in the same period in 2017, and all other expense categories combined increased approximately $36,000.

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

As of December 31, 2018, we had a cash balance of $229,902. We maintain our cash in a checking account on deposit with a banking institution in the United States. During the year ended December 31, 2018, we incurred a net loss of $1,943,182. We have generated minimal revenues and incurred net losses since inception. As of December 31, 2018 we had a working capital surplus of $190,145 and a retained earnings deficit of $2,722,830.

Cash Flows from Operating Activities

Net cash used in operating activities in the year ended December 31, 2018 was $1,710,218 compared to $477,144 during the same period ended December 31, 2017. The increase in cash used in operating activities for the year ended December 31, 2018 was primarily due to our reported net loss of $1,943,182 offset by stock-based compensation and other changes in working capital for the 2018 period, compared to a net loss of $779,648 for 2017.

Cash Flows from Investing Activities

Net cash used in the investing activities was $349,257 for the year ended December 31, 2018, compared to zero during the same period ended December 31, 2017. This is primarily due to the Company acquiring the equipment and telecommunication systems for lease to customers and bundled in the monthly subscription charge with our 4G/LTSAT service and leasehold improvements, office furniture, and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018, was $1,158,950 compared to $1,566,859 during the same period in 2017. The difference is attributable to a decrease in proceeds from the sale of common stock by $157,909 and a decrease in proceeds from convertible notes, net of repayments of $250,000; partially offset by an increase of $40,712 in officer advances.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing and generating positive cash flows from its operations. The Company will need to raise additional capital through debt or equity financing or by increasing operating cash flows from revenues generated from the sales of product and services to new customers. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company and or its stockholders or that sufficient cash flows are generated from its operations.

Management has determined that there is substantial doubt about the Company’s ability to continue its operation as a going concern within one year from the date the financial statements are issued. Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of December 31, 2018, we believe the Company will require additional capital from its investors to have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. If unanticipated difficulties or circumstances arise and we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our sales and marketing activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Contractual Obligations

We are party to a two-year lease agreement for office space in Fort Lauderdale, Florida which expires February 28, 2019.  Rent expense was $48,744 and $10,319 for the years ended December 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

The Company’s significant estimates and assumptions include the recognition of revenue, valuation of the Company’s common stock options and warrants, the allowance for doubtful accounts, inventory parts, inventory reserves, the useful life of equipment currently leased and used by customers, and the valuation allowance related to deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made, and any adjustment could be significant.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). As an emerging growth company, the Company has until January 1, 2019 to adopt ASC 606. We are currently evaluating the impact on our consolidated financial statements.

Fair Value of Financial Instruments

The Company measures the fair value of the financial assets based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The carrying amounts of cash, accounts receivable, accounts payable are approximate fair value due to the short-term nature of these instruments.

Accounting for Common Stock Warrants

The Company classifies as equity any contracts that (a) require physical settlement or net-share settlement or (b) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (a) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (b) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued to the Company’s founders and private placement offering investors. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheet as of December 31, 2018 and 2017.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). As an emerging growth company the Company has until January 1, 2019 to adopt ASC 606. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company adopted the standard during 2018 and did not have a material impact on the Company’s consolidated financial position and results of operations.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which the financial statements are issued. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto are filed as part of this report starting on page F-1.

FMC GlobalSat Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FMC GlobalSat Holdings, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FMC GlobalSat Holdings, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor since 2017.

Houston, Texas

September 6, 2019

FMC GlobalSat Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Current assets
Cash	$229,902	$1,089,715
Accounts receivable, net	66,382	1,403
Inventory assembly parts	19,360	50,267
Prepaid expenses and other current assets	70,217	15,877
Total current assets	385,861	1,157,262

Property and equipment, net	336,205	-
Other assets	11,752	9,752
Total Assets	$733,818	$1,167,014

Current liabilities
Accounts payable and accrued expenses	$139,938	$239,720
Accounts payable-related party	48,712	-
Deferred revenue	7,065	138
Total current liabilities	195,715	239,858
Total Liabilities	$195,715	$239,958

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 10,883,460 and 15,013.460 issued and outstanding as of December 31, 2018 and 2017, respectively	1,088	1,501
Additional paid-in capital	3,259,845	1,705,303
Accumulated deficit	(2,722,830)	(779,648)
Total Stockholders’ Equity	538,103	927,156
Total Liabilities and Stockholders’ Equity	$733,818	$1,167,014

The accompanying notes are an integral part of these consolidated financial statements.

FMC GlobalSat Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2018	2017

Revenue	$305,403	$35,213
Cost of revenue	185,766	34,275
Gross profit	119,637	938

Operating Expenses:
Selling and marketing	532,062	25,222
General and administrative	1,531,439	615,419
Total operating expenses	2,063,501	640,641
Loss from operations	(1,943,864)	(639,703)

Other income (expense)
Interest income	2,000	-
Interest expense	(1,318)	(139,945)
Total other income (expense)	682	(139,945)
Loss before provision for income taxes	(1,943,182)	(779,648)
Provision (credit) for income tax	-	-
Net loss	$(1,943,182)	$(779,648)

Net loss per share
(Basic and fully diluted)	$(0.13)	$(0.07)

Weighted average number of common shares outstanding	14,599,419	11,593,908

The accompanying notes are an integral part of these consolidated financial statements.

FMC GlobalSat Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at April 19, 2017-inception	-	$-	$-	$-	$-

Issuance of common stock to FMC GlobalSat Founders	10,500,000	1,050	(1,050)		-

Issuance of common stock and warrants to FMC GlobalSat Holdings Founders pursuant to the merger agreement	2,500,000	250			250

Issuance of common stock and warrants in private placements, net of costs	1,503,000	150	1,316,459		1,316,609

Issuance of common stock in conversion of promissory notes and accrued interest, including recognition of $139,945 debt discount	510,460	51	389,894		389,945

Net loss				(779,648)	(779,648)

Balance at December 31, 2017	15,013,460	$1,501	$1,705,303	$(779,648)	$927,156

Issuance of common stock and warrants in private placement offering, net of costs	1,180,000	118	1,158,832		1,158,950

Stock-based compensation from the issuance of stock options and warrants			247,146		247,146

Cancellation of shares	(5,310,000)	(531)	531	-	-

Forgiveness of salaries by related parties			148,033		148,033

Net loss	-	-	-	(1,943,182)	(1,943,182)

Balance, December 31, 2018	10,883,460	$1,088	$3,259,845	$(2,722,830)	$538,103

The accompanying notes are an integral part of these consolidated financial statements.

FMC GlobalSat Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2018	2017
Cash Flows From Operating Activities:
Net (loss)	$(1,943,182)	$(779,648)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	13,052	139,945
Bad debt expense	40,912
Stock-based compensation	247,146
Changes in operating assets and liabilities
Accounts receivable	(105,891)	(1,403)
Inventory	30,908	(50,267)
Prepaid expenses and other current assets	(54,340)	(15,877)
Other assets	(2,000)	(9,752)
Accounts payable and accrued expenses	56,250	239,720
Deferred revenue	6,927	138
Net cash used in operating activities	(1,710,218)	(477,144)

Cash flows from Investing Activities
Purchase of property and equipment	(349,257)	-
Net cash used in investing activity	(349,257)	-

Cash Flows From Financing Activities:
Cash advances from officer	40,712
Proceeds from the sale of common stock, net	1,158,950	1,316,859
Repayments of convertible notes	(70,000)
Proceeds from the issuance of convertible notes	70,000	250,000
Net cash provided by financing activities	1,199,662	1,566,859

Net Increase (Decrease) In Cash	(859,813)	1,089,715
Cash At The Beginning Of The Period	1,089,715	-
Cash At The End Of The Period	$229,902	$1,089,715

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	-
Cash paid for interest	$690	-
Supplemental disclosure of non-cash financing activities:

Warrants issued to former Founders of FMC GlobalSat Holdings, Inc.	-	$500,000
Conversion of convertible notes and accrued interest to common stock	-	$255,230
Warrants issued related to December private placement offerings	$-	$1,878,750

The accompanying notes are an integral part of these consolidated financial statements.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations

FMC GlobalSat Holdings, Inc., (“FGH” or the “Company”) along with FMC Globalsat, Inc., (“FG” or “FMC Global Sat”), its wholly owned subsidiary, is a provider of global connectivity services. It is a party to a distributor agreement with Kymeta Corporation (“Kymeta”) to resell its satellite antenna products and connectivity services. The Company is also party to reseller agreements with wireless carriers. The Company has applications for fixed terrestrial, mobile terrestrial, and maritime applications. The Company’s primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, and raising capital.

FGH was formed as a corporation on August 31, 2017. On October 6, 2017, the Company executed an agreement with FG, pursuant to which the Company agreed to acquire all of the issued and outstanding securities of FG in exchange for 10,500,000 newly issued shares of the Company’s Common Stock. FG was formed as a Florida Limited Liability Company on April 19, 2017 and was later changed to a corporation on November 2, 2017, with an effective date as of April 19, 2017. This transaction was accounted for as a reverse recapitalization and FG was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of FG.

Note 2 – Going Concern and Management’s Plans

The Company is in its early stage with limited operations and has incurred net losses since inception. The Company’s primary source of operating funds since inception has been from the issuance of convertible notes, the sale of common stock and warrants in private placements.

During the year ended December 31, 2018, we incurred a net loss of $1,943,182. We have generated minimal revenues and incurred net losses since inception. As of December 31, 2018 we had a working capital surplus of $190,145 and a retained earnings deficit of $2,722,830.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing and generating positive cash flows from its operations. The Company will need to raise additional capital through debt or equity financing or by increasing operating cash flows from revenues generated from the sales of product and services to new customers. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or its stockholders or that sufficient cash flows are generated from its operations.

Management has determined that there is substantial doubt about the Company’s ability to continue its operations as a going concern within one year from the date the financial statements are issued. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of FMC GlobalSat Holdings, Inc. and FMC GlobalSat, Inc., its wholly owned subsidiary. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

The Company’s significant estimates and assumptions include the recognition of revenue, valuation of the Company’s common stock options and warrants, the allowance for doubtful accounts, inventory assembly parts reserves, the useful life of equipment currently leased and used by customers, and the valuation allowance related to deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made, and any adjustment could be significant.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

During the year ended December 31, 2018 one customer accounted for 39% of our total revenue; and there were four additional customers with revenue each in excess of 10% of our total revenue. These five customers accounted for 91% of our sales. As of December 31, 2018, one customer accounted for approximately 60% of our accounts receivable balances and three customers accounted for approximately 92.5% of our accounts receivable balance.

During the period ended December 31, 2018 and 2017, there was one significant vendor, Kymeta, that the Company relies upon for its equipment to distribute/resell. This vendor supplies the main component in our hardware sales.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, to be cash equivalents. There were no cash equivalents at December 31, 2018 or 2017.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. The Company uses assumptions and judgment based on the best available facts and circumstances to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. As of December 31, 2018 and 2017, the reserve for doubtful accounts was $40,912 and $-0-, respectively.

Inventory

Inventories, which consist solely of equipment components and assembly parts, are stated at the lower of cost, as determined by the first-in, first-out basis or net realizable value. The Company continually analyzes its slow-moving and excess inventories. The Company will establish reserves based on historical and projected service and assembly requirements. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2018 and 2017, the Company determined that no such reserves were necessary.

Property and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the related lease.

Maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the related lease.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company depreciates only equipment installed on customer sites.

The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software and office equipment	1 – 5 years
Leasehold improvements	Lesser of the lease term or estimated useful life
Equipment leased to customers	5 years
Equipment not yet in service	Not depreciated until placed in service

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

The Company recorded no asset impairment charges in 2018 or 2017.

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

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Advertising Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing expenses were $10,822 and $25,222, respectively for the period ended December 31, 2018 and 2017, respectively.

Income Tax

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2018. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized from April 19, 2017 (inception) through the period ended December 31, 2018.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common share, if dilutive, resulting from the exercise of stock options and warrants. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or stock warrants (using the treasury stock method). The computation of basic loss per share for the year ended December 31, 2018 and 2017, includes potentially dilutive securities.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Warrants	1,841,500	1,251,500
Stock Options	1.935,000	-
Total dilutive securities	3,776,500	1,251,000

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company measures the fair value of the financial assets based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The carrying amounts of cash, accounts receivable, accounts payable are approximate fair value due to the short-term nature of these instruments.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional.

The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Accounting for Common Stock Warrants

The Company classifies as equity any contracts that (a) require physical settlement or net-share settlement or (b) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (a) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (b) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to the Company’s founders and private placement offering investors. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheet as of December 31, 2018 and 2017.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). As an emerging growth company, the standard is effective for the Company’s 2019 annual reporting period and for the interim periods after 2019. The Company is in the initial phase of analyzing the potential impact this standard will have on its consolidated financial position and results of operations. The Company expects to apply the modified retrospective method upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company adopted the standard during 2018 and did not have a material impact on the Company’s consolidated financial position and results of operations.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which the financial statements are issued. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Note 4 – Property and Equipment, net

The following table sets forth the components of the Company’s property and equipment at December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Computers, and office equipment	$9,388	(1,802)	$7,586	$-	-	$-
Leasehold improvements	8,056	(3,403)	4,653	-	-	-
Equipment leased to customers	242,512	(7,846)	234,666	-	-	-
Equipment not yet in service	89,300		89,300
Total fixed assets	$349,256	13,051	$336,205	$-	-	$-

The Company only depreciates equipment installed on customer sites. $89,300 of equipment is not subject to depreciation because it is not yet in service.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 – Related Party Activity

Convertible Promissory Notes

On September 21, 2018, the Company issued a short term unsecured convertible promissory note with a maturity date as of December 20, 2018, to a member of the Company’s Board of Directors and executive officer, for an aggregate principal amount of $70,000. The promissory note bears interest at the rate of 8% per annum and is convertible into the Company’s shares, based on the price per share of the equity securities issued in the next equity financing(s) of at least $1,000,000, in the aggregate, subject to a minimum price per share of $2.00 to qualify for conversion, unless the holder elects to be paid in cash in lieu of being converted to equity securities. The Convertible Promissory Note was repaid in full  during the three month period ended December 31, 2018.

Accounts payable-Related Party

As of December 31, 2018, the Company’s Chief Executive Officer, Emmanuel Cotrel had provided cash advances amounting to $40,712. Additionally, Robert Kubat, the Company’s former Chief Financial Officer, who resigned on January 2, 2019, was owed $8,000 for unpaid consulting fees.

Equity transactions

In connection with the Company’s December 2018 Private Placement during 2018, Adam Ferguson, the Company’s Chief Technology Officer and a Director and Christopher MacDonald, the Company’s Chief Operating Officer and a Director, entered into letter agreements pursuant to which each agreed to cancel 2,125,000 and 2,485,000 shares of common stock owned by each of them respectively. Additionally, two of the Company’s shareholders, agreed to cancel 700,000 shares for a total 5,310,000 shares that were retired. The retired shares had a value of approximately $4,673,000, or $0.88  per share based upon the value of the Company’s common stock offered in the December 2018 Private Placement. Mr. Ferguson and Mr. MacDonald agreed to terminate their respective employment agreements with the Company including all payments, benefits and severance rights and the waiver of any deferred accrued salary of approximately $98,000 and on November 15, 2018, Adam Ferguson and Chris MacDonald resigned from their Officer and Director positions with the Company.

Mr. Cotrel invested $200,000 in the December 2018 Private Placement. In connection with the December 2018 Private Placement, Mr. Cotrel agreed to terminate his employment agreement and all related payments, benefits and severance rights. Mr. Cotrel also waived any deferred salary which were accrued and amounting to $53,000, and the Company and Mr. Cotrel agreed that he will continue serving as the Company’s Chief Executive Officer. In consideration for the foregoing, on November 1, 2018, the Company agreed to issue Mr. Cotrel a stock option award exercisable for five years, to purchase 850,000 shares of common stock at an exercise price of $0.62 per share which was equivalent to the estimated fair market value per share, on the date of such grant. These options were valued at $306,765. 62,500 of the options vested immediately. The remainder of 787,500 options shall vest in 36 equal monthly installments provided Mr. Cotrel remains an officer, director or employee of the Company.

The Company will record stock-based compensation expense on the amount of $6,591 per month over a 36 month period.

Two members of Mr. Cotrel’s family invested an aggregate of $140,000 in the December 2018 Private Placement.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6 – Commitments and Contingencies

Except as disclosed below, the Company has not entered into any material agreements during 2018 and 2017 which would commit the Company to a minimum purchase amount.

Litigations, Claims, and Assessments

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of December 31, 2018 and 2017.

Rental commitment

The Company’s principal executive offices are located at 3301 SE 14th Avenue, Fort Lauderdale, FL 33316. The property was leased for two years beginning March 1, 2018, and ending February 28, 2020, at a monthly rent of $4,452. The lease contains two renewal options each for an additional two-year lease term at the same monthly rent. The total rent for 2019 will be $53,424, and $8,904 for the two months of January and February 2020.

Note 7 – Stockholders’ Equity

2018

On June 13, 2018, the Board of Directors approved an increase in the number of authorized shares of the Company’s common stock from 20,000,000 shares to 30,000,000 shares. The Company plans to seek shareholder approval of the amendment  by December 31, 2019, to its articles of incorporation to effect an increase in authorized shares. As of December 31, 2018 and December 31, 2017 there were 10,883,460 and 15,013,460 shares outstanding respectively.

The Company sold 190,000 shares of common stock in a private placement for an aggregate price of $190,000 on January 27, 2018. The Company has received net cash proceeds of $189,500 relating to this transaction. The Company also issued to the private placement offering investors, warrants to purchase up to 95,000 shares of common stock of the Company at a per share exercise price of $2.50.

Between November 14, 2018, and December 21, 2018, the Company sold an aggregate of $990,000 of units of securities pursuant to separate purchase agreements with accredited investors (the “Investors”), at a purchase price of $1.00 per unit.  Each unit consists of one share of Common Stock, and a five-year warrant to purchase one half (1/2) of one share of Common Stock, at an exercise price of $2.50 per warrant. The Company’s Chief Executive Officer, invested $200,000 out of the $990,000 raised in these private placements.

Except for certain issuances, for a period beginning on the final closing date of the December 2018 Private Placement and ending on the date that is 24 months thereafter, in the event that the Company issues any shares of Common Stock or securities convertible into Common Stock at a price per share or conversion price or exercise price per share that is less than $1.00, the Company shall issue to the Investors such additional number of units such that the Investor shall own an aggregate total number of units as if they had purchased the units at the price of the lower price issuance. No adjustment to the exercise price of the warrants is required in connection with a lower priced issuance.

The warrants are exercisable, at any time on or after the closing date of the December 2018 Private Placement, at a price of $2.50 per share, subject to adjustment, and expire five years from the date of issuance.

At any time after the Liquidity Date (as such term is defined in the governing securities purchase agreement), the Company shall have the option, subject to certain conditions, to redeem the then outstanding warrants at a price of $0.0001 per share, upon not less than thirty (30) days and not more than sixty (60) days prior written notice to the holder, provided (i) there is an effective registration statement covering the resale of the shares of Common Stock underlying the warrants and (ii) the closing bid price of the Company’s Common Stock for each of the twenty (20) of the thirty (30) consecutive prior trading days is at least Five Dollars ($5.00).

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In connection with the December 2018 Private Placement, certain existing shareholders agreed to cancel an aggregate of 5,310,000 shares of Common Stock held by them.

In connection with our December 2018 Private Placement, Emmanuel Cotrel, our Chief Executive Officer, agreed to terminate his employment agreement and all related payments, benefits and severance rights thereunder pursuant to a letter agreement. Pursuant to the letter agreement, Mr. Cotrel waived any deferred salary amount to $50,000 may have accrued to the date of the letter agreement, and the Company and Mr. Cotrel agreed that he will continue serving as the Company’s Chief Executive Officer but will not draw a salary until such time as the Company achieves a mutually agreeable revenue milestone (and until such milestone is reached, no salary will be accrued or considered deferred). In consideration for the foregoing, the Company agreed to issue Mr. Cotrel an option award to purchase up to Six Hundred Thousand (600,000) shares of Common Stock at an exercise price equal to the fair market value on the date of such grant, which shall vest in 36 equal monthly installments provided Mr. Cotrel remains employed by the Company.

Additionally, in connection with the December 2018 Private Placement, Adam Ferguson, the Company’s then-Chief Technology Officer and Director, and Christopher MacDonald, the Company’s then-Chief Operating Officer and Director, entered into separate letter agreements with the Company, pursuant to which Adam Ferguson agreed to cancel 2,125,000, and Christopher MacDonald agreed to cancel 2,485,000 of their respective shares of Common Stock, effective upon the initial closing of the December 2018 Private Placement. Pursuant to their respective letter agreements, each of Mr. Ferguson and Mr. MacDonald agreed to terminate their respective employment agreements with the Company (including all payments, benefits and severance rights and the waiver of any deferred accrued salary), effective as of the initial closing of the December 2018 Private Placement.

2017

The Company sold 2,500,000 shares of common stock to its founders for an aggregate price of $250 in September 2017. On December 28, 2017, the Company issued to the original founders of the FGH, warrants to purchase up to 500,000 shares of common stock of the Company at a per share exercise price of $1.00. The warrants, based on the terms of the agreement, will expire five years from the date of the grant and were fully vested upon the date of issuance.

The Company sold 1,503,000 shares of common stock in a private placement for an aggregate price of $1,503,000 on December 28, 2017. The Company has received net cash proceeds of $1,316,859 relating to this transaction. The Company also issued to the private placement offering investors, warrants to purchase up to 751,500 shares of common stock of the Company at a per share exercise price of $2.50. The warrants, based on the terms of the agreement, will expire five years from the date of the grant and were fully vested upon the date of issuance.

Stock Purchase Warrants

2018

The Company sold 190,000 shares of common stock in a private placement for an aggregate price of $190,000 on January 27, 2018. The Company has received net cash proceeds of $189,500 relating to this transaction. The Company also issued to the private placement offering investors, warrants to purchase up to 95,000 shares of common stock of the Company at a per share exercise price of $2.50.

Between November 14, 2018, and December 21, 2018, we sold an aggregate of $990,000 of units of securities pursuant to separate purchase agreements with accredited investors at a purchase price of $1.00 per unit.  Each unit consists of one share of Common Stock, and a five-year warrant to purchase one half (1/2) of one share of Common Stock, at an exercise price of $2.50 per warrant.

All of the warrants issued in 2018, based on the terms of the agreement, will expire five years from the date of the grant and were fully vested upon the date of issuance.

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2017

The Company sold 2,500,000 shares of common stock to its founders for an aggregate price of $250 in September 2017. On December 28, 2017, the Company issued to the original founders of the FGH, warrants to purchase up to 500,000 shares of common stock of the Company at a per share exercise price of $1.00. The warrants, based on the terms of the agreement, will expire five years from the date of the grant and were fully vested upon the date of issuance.

The Company sold 1,503,000 shares of common stock in a private placement for an aggregate price of $1,503,000 on December 28, 2017. The Company has received net cash proceeds of $1,316,859 relating to this transaction. The Company also issued to the private placement offering investors, warrants to purchase up to 751,500 shares of common stock of the Company at a per share exercise price of $2.50. The warrants, based on the terms of the agreement, will expire five years from the date of the grant and were fully vested upon the date of issuance.

The following table represents the warrant activity for the years ended December 31, 2018 and 2017:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Life (Years)

Outstanding April 19, 2017 (inception)	-	$-	-
Granted	1,251,500	1.90	4.99
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and Exercisable, December 31, 2017	1,251,500	$1.90	4.99
Granted	590,000	2.50	4.8
Exercised	-
Forfeited	-
Outstanding and Exercisable, December 31, 2018	1,841,500	$2.09	4.2

The remaining contractual life of the warrants outstanding ranges from 4.0 years to 5.0 years and the strike price range from $1.00 to $2.50.

Warrants Outstanding			Warrants Exercisable
			Weighted Average
		Outstanding	Remaining	Exercisable
	Exercise	Number of	Life in	Number of
Grant Date	Price	Warrants	Years	Warrants
December 28, 2017	$1.00	500,000	3.99	500,000
December 28, 2017	2.50	751,500	3.99	751,500
January 27, 2018	2.50	95,000	4.08	95,000
November 14, 2018	2.50	312,500	4.87	312,500
December 16, 2018	2.50	182,500	4.96	182,500
		1,841,500	4.24	1,841,500

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Stock options

As of December 31, 2017, no stock options had been issued by the Company. Pursuant to the terms of the Company’s “2017 Equity Incentive Plan” described in this Report, in 2018 the Company issued 1,935,000 options, to its employees, strategic consultants, and its management. The options issued were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

Risk-free interest rate	2.98%
Dividend Yield	—
Expected term (in years)	5.0
Expected volatility	52.78%

This resulted in $912,177 in stock-based compensation expense that will be expensed by the Company over a five year period. During the year ended December 31, 2018, the stock-based compensation expense recognized by the Company was $247,146.

As of December 31, 2018 and 2017, total unrecognized expense related to employee stock options was $665,031 and -0-, respectively, which is expected to be recognized over a weighted average period of 4.8 years.

The following table summarizes 2018 stock option activity:

	Number of options	Weighted- average exercise price ($)	Weighted- average remaining contractual term (in years)
Employee Awards
Outstanding at December 31, 2017	-	$-	-
Granted	1,935,000	$0.62	5.0
Exercised	-
Forfeited	-
Outstanding at December 31, 2018	1,935,000	$0.62	4.8

Note 8 – Income Taxes

Income Taxes

The approximate tax effects of temporary and permanent differences that give rise to deferred tax assets as of December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred Tax Assets:
Net Operating loss carryover	$648,960	$204,886
Total Deferred Tax Asset	648,960	204,886
Valuation allowance	(648,960)	(204,886)

Deferred Tax Asset, Net of Valuation Allowance	-	-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from operations before the provision for income taxes is as follows:

	2018	2017
U.S. federal statutory rate	(21.0)%	(34.0)%
State taxes, net of federal benefit	(5.5)%	(5.5)%
Change in tax rate	-	13.0%
Temporary difference	3.3%	-
Permanent differences	0.3%	0.2%
Valuation allowance	22.9%	26.3%
Effective income tax rate	-%	-%

FMC GlobalSat Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The income tax expense (benefit) for the period for the periods ended December 31, 2018 and 2017 are as follows:

Federal
Current	$-	$-
Deferred	(351,908)	(162,362)
State and Local
Current	-	-
Deferred	(92,166)	(42,524)
Change in the valuation allowance	444,074	204,886
Effective income tax rate	$-	$-

At December 31, 2018, the Company had approximately $2,449,000 of operating losses after federal and state taxable income adjustment that may be available to offset future taxable income. The Company will not be able to utilize these carry-forwards until its initial corporate tax returns are filed which is expected to be in 2019. The net operating loss carryover for 2017, if not utilized, will expire 20 years from the date that the Company’s initial tax returns were required to be filed for federal and state tax purposes.  The 2018 net operating loss will carryover indefinitely.

The Company assesses the likelihood that deferred tax assets will be realized. If the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has therefore established a full valuation allowance as of December 31, 2018.

Note 9 – Subsequent Events

In March 2019, the Company issued 30,000 shares of its common stock, and a warrant to purchase 240,000 shares of its common stock, respectively, to two separate providers of strategic advisory services under agreements with such providers.

On September 5, 2019, Mr. Cotrel, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, and a Director, entered into a new employment agreement with the Company (“New Employment Agreement”), with a base salary of $250,000 retroactive to April 1, 2019. For calendar year 2019, 50% of the base salary will be paid in cash pursuant to standard payroll practice and frequency, and 50% will be deferred and accrued, to be paid at such time as determined by the Board of Directors (or when formed, the Compensation Committee of the Board), and to the extent that any portion of the deferred salary amount remains unpaid in cash at the end of calendar year 2019, the Board of Directors or Compensation Committee (if formed) may elect in its discretion for the Company to convert all or a portion of such remaining deferred amount into shares of the Company’s common stock, at a price per share equal to that at which shares of common stock were most recently sold by the Company to outside investors. He has a notice period of 2 months. Under the New Employment Agreement, Mr. Cotrel would be entitled to a 6-month severance base salary, which severance could be increased to 12 months if the Company elects for the non-compete period to apply for a 12-month period. The New Employment Agreement provides for annual bonus payments of up to 100% of base compensation, subject to meeting targets set by the Board of Directors.

On April 26, 2019, the Company issued a convertible promissory note (the “April Note”) in the aggregate principal amount of $225,000 to an accredited investor (the “April Note Holder”). The April Note matures on October 26, 2020 (“April Note Maturity Date”) and bears interest at a rate of 12% per annum, payable monthly. The entire then outstanding principal amount, and any accrued but unpaid interest, of the April Note shall be automatically converted into shares of the Company’s common stock on the April Note Maturity Date. Notwithstanding the foregoing, the April Note Holder may convert the then outstanding principal and any accrued but unpaid interest beginning on the date the Company’s Common Stock is publicly traded and ending on the April Note Maturity Date at a conversion price of $1.50 per share. The Company may prepay all or any portion of the April Note at any time without penalty.

On August 23, 2019, the Company issued a convertible promissory note (the “August Note”) in the aggregate principal amount of $150,000 to an accredited investor (the “August Note Holder”). The August Note matures on February 23, 2021 (“August Note Maturity Date”) and accrues interest at a rate of 12% per annum, payable upon the August Note Maturity Date. The entire then outstanding principal amount, and any accrued but unpaid interest, of the Note shall be automatically converted into shares of the Company’s common stock on the August Note Maturity Date. Notwithstanding the foregoing, the Company may at any time prior to convert the then outstanding principal and any accrued but unpaid interest at a conversion price of $1.50 per share. The Company may prepay all or any portion of the August Note at any time without penalty.

The Company determined that there was no beneficial conversion feature related to either the April Note or August Note.

On August 23, 2019, Edward Stern resigned from the Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer (“CEO”) and our former Chief Financial Officer, concluded that as a result of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Management’s Report on Internal Control Over Financial Reporting

Our CEO is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal controls over financial reporting were, and continue to be ineffective, as of December 31, 2018 due to material weaknesses in our internal controls due to the following:

●	The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations, and proper segregation of duties.

●	The Company did not maintain proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

●	The Company’s financial reporting team did not possess the requisite skill sets, knowledge, education or experience to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with US GAAP, or to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness.

●	the lack of an Audit Committee heightening the risk of error or fraud.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. In addition, we hired an outside consultant, and our systems will be upgraded when we determine that it becomes economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

On September 5, 2019, Mr. Cotrel entered into a new employment agreement with the Company (“New Employment Agreement”), with a base salary of $250,000 (salary is retroactively effective to April 1, 2019). For calendar year 2019, 50% of the base salary will be paid in cash pursuant to standard payroll practice and frequency, and 50% will be deferred and accrued, to be paid at such time as the determined by the Board of Directors (or when formed, the Compensation Committee of the Board), and to the extent that any portion of the deferred salary amount remains unpaid in cash at the end of the calendar year 2019, the Board of Directors or Compensation Committee (if formed) may elect in its discretion for the Company to convert all or a portion of such remaining deferred amount into shares of the Company’s common stock, at a price per share equal to that at which shares of common stock were most recently sold by the Company to outside investors. He has a notice period of 2 months. Under the New Employment Agreement, Mr. Cotrel would be entitled to a 6-month severance base salary, which severance could be increased to 12 months if the employer elects for the non-compete period to apply for a 12-month period. The New Employment Agreement provides for annual bonus payments of up to 100% of base compensation, subject to meeting targets set by the Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers.

Name	Age	Position or Office
Emmanuel Cotrel	38	Chief Executive Officer, Chairman, and Principal Financial and Accounting Officer
Ian Thompson	50	Secretary and General Counsel
Edward M. Stern*	60	Director
David Montanaro	72	Director

* Resigned effective August 23, 2019.

Emmanuel Cotrel, Chief Executive Officer, Principal Financial and Accounting Officer, and Director. Mr. Cotrel is a Co-founder of FMC GlobalSat, Inc. In 2012, Mr. Cotrel founded BlueNRGY LLC, which is a subsidiary of BlueNRGY Group Ltd., which was a leading independent software company for solar power plants, providing data acquisition, control systems and big data analytics for solar power plants. From 2009 to 2013, he was a co-founder and principal of an investment fund, L14 FCP SIF, affiliated with the Edmond de Rothschild Bank; the fund targeted investments in or acquisition of renewable energy infrastructure projects across Europe, specifically wind and solar power generation systems. Prior to that, from 2004, Mr. Cotrel was a co-founder of SeaMobile, Inc. (USA), currently an industry leader in global maritime telecommunications where he was active in acquisitions and other development matters until 2008. Prior to his involvement with SeaMobile, Mr. Cotrel worked in the International Private Banking division at HSBC Private Bank in New York. He is an active member of the US-based Cotrel Spinal Research Foundation and the France-based Yves Cotrel Foundation affiliated with the Institut de France. Mr. Cotrel graduated from IMIP MBA Institute (INSEEC business school in Paris, France) in 2004. Mr. Cotrel is qualified to serve as a member of our Board of Directors due to due to his executive leadership and industry experience.

Ian Thompson, Secretary, and General Counsel. Mr. Thompson provides general corporate and transactional legal services to technology and satellite service companies. Mr. Thompson has served as our Secretary and General Counsel since January 1, 2018. He has 20 plus years’ experience in negotiating complex customer, vendor and partner agreements, equity and debt financing, corporate governance, regulatory compliance, and mergers and acquisitions, and nearly 10 years’ executive experience in the VSAT satellite industry, including global satellite regulatory issues. Mr. Thompson was previously part of the executive leadership team at SeaMobile, Inc., the parent company of MTN Satellite Communications, a leading provider of satellite and terrestrial communications services to the global maritime industry and U.S. government. He served as Executive Vice President, General Counsel and Secretary of SeaMobile from 2006 until its sale to Emerging Markets Communications (EMC) in July 2015. In that capacity, Mr. Thompson oversaw all legal and regulatory affairs for SeaMobile and played an active role in strategic planning, M&A activity, managing operations and overseeing compliance functions. Mr. Thompson also administered all post-closing matters on behalf of the selling shareholders (including escrow releases) as General Counsel to the SeaMobile Shareholders’ Representatives Committee from July 2015 to July 2017. He was founder and principal of his own law firm form August 2015 to December 2018 and has been a partner at Ascent Law Partners, LLP, based in Seattle, WA, since January 2019. Prior to joining SeaMobile, Mr. Thompson was a partner at Beacon Law Advisors, PLLC from 2003-2006, an associate attorney at Perkins Coie, LLP from 1999-2002, and an associate attorney at Williams & Jensen, P.C. (Washington, D.C.) from 1997-1999. Mr. Thompson received his B.A. in History from Trinity College (Hartford, Connecticut) and his J.D. cum laude from Washington and Lee University School of Law (Lexington, Virginia). He is a member of the Washington Bar.

Edward M. Stern, Director. Mr. Stern has served as a director of the Company since December 2017 and has been the President and CEO of PowerBridge, the leading developer of non-utility, privately financed, electric transmission systems in the U.S. since 2005. PowerBridge has developed, financed and constructed – and now operates – more than 1300 MW’s of transmission capacity, with a total investment in excess of $1.5 billion. Mr. Stern has over 30 years of experience leading the successful development, financing, construction, operation and ownership of major energy and infrastructure projects. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc., the North American subsidiary of the Italian electric utility Enel SpA, and its predecessor, CHI Energy, Inc., an energy company specializing in renewable energy technologies including hydroelectric and wind. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Prior to joining CHI Energy, Inc., Mr. Stern was a vice president with BayBanks, Inc., a Boston-based $10 billion financial services organization, where for six years he specialized in energy project finance, real estate restructurings and asset management. Mr. Stern has served on numerous public and private boards, including most recently the boards of CAN Capital, Inc., a financial services company; Deepwater Wind Holdings, LLC, a developer of offshore wind projects; and, on the advisory board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University.  He is a member of the Massachusetts Bar and the Federal Energy Bar. Mr. Stern is qualified to serve as a member of our board of directors due to his experience as a lawyer, business executive, a director of companies (both public and private) and his specific experience in the renewable energy industry.

David Montanaro, Director. Mr. Montanaro has served as a director of the Company since April 2019 and has been the Founder and CEO of Strategic Advisory Associates, which provides advisory and consulting services for growth companies, since 2009. Most recently, from 2012-2016, he was CEO and Chairman of the Board of IQMax, Inc., and from 2010-2015, was a director of CloudSmartz/IPLogic, Inc. Mr. Montanaro has deep expertise in several technologies that are directly related to FMC GlobalSat. Among these include IoT, mobile communications, and data networking. Mr. Montanaro also has significant experience in business development, sales, and management. He has spent more than 35 years in executive management, which include serving as chairman and chief executive officer of NEC eLuminant Technologies, a market-leading optical networking company. Mr. Montanaro is a founding member of Seed Capital Fund of Central New York, executive advisor, mentor and business judge for the Genius New York Drone/UAS program. Mr. Montanaro is qualified to serve as a member of our board of directors due to this experience as a business executive, a director of companies (both public and private) and his specific experience in the telecommunications industry.

Family Relationship

There are no family relationships among our executive officers and directors.

Board Committees

The Company currently maintains a board of directors that is not composed of a majority of “independent” directors and does not currently maintain an audit committee, nominating committee and/or compensation committee, or adopted charters relative to each such committee.

Director Nominations by Shareholders

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

Code of Business Conduct and Ethics

We have not adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our Chief Executive Officer. Our failure to adopt a written code of ethics is due to our early stage and focus on organizational activities.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

As a filer under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our executive officers, directors, and greater than 10% holders are not subject to the reporting requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Remuneration Policy

All key executives are eligible to receive a base salary, post-employment benefits (including post-termination severance payments in certain circumstances), fringe benefits (including payment of a car allowance) and performance incentives, including equity-linked compensation. Performance incentives are generally only paid once predetermined key performance indicators have been met. The employment terms and conditions for our key executives and directors have historically been formalized in employment agreements. In those cases, where employment agreements are applicable, termination payments are not payable upon resignation or under the circumstances where there is cause for termination. The remuneration of directors and key executives is determined by the Board of Directors, or when formed, the Compensation Committee. It is our objective to review and adjust executive compensation and performance incentives on an annual basis. All remuneration paid to key management personnel is valued at the cost to the company and expensed.

Named Executive Officer Employment Arrangements

Executive Employment Arrangement

Emmanuel Cotrel is employed by FMC GlobalSat Holdings, Inc. as a permanent, full-time employee. Mr. Cotrel was appointed as President and Chief Executive Officer of the Company effective December 28, 2017, and was appointed as Principal Financial and Accounting Officer effective April 8, 2019, and under a prior employment agreement with the Company (“Prior Employment Agreement”), had a base salary of a minimum of $125,000 for 2017 which was to have been adjusted up to $250,000 subject to the Company’s financial performance over 2018 and 2019. He had a notice period of 2 months under the Prior Employment Agreement. Under the Prior Employment Agreement, Mr. Cotrel would be entitled to a 6-month severance base salary, which severance could be increased to 12 months if the employer had elected for the non-compete period to apply for a 12-month period. The Prior Employment Agreement had provided for annual bonus payments of up to 100% of base compensation, subject to meeting targets set by the Board of Directors. In connection with our December 2018 Private Placement, Mr. Cotrel agreed to terminate his Prior Employment Agreement and all related payments, benefits and severance rights thereunder pursuant to a letter agreement. Pursuant to the letter agreement, Mr. Cotrel waived any deferred salary which may have accrued to date, and the Company and Mr. Cotrel agreed that he will continue serving as the Company’s Chief Executive Officer but would not draw a salary until such time as the Company achieves a mutually agreeable revenue milestone (and until such milestone is reached, no salary was accrued or considered deferred). In consideration for the foregoing, the Company agreed to issue Mr. Cotrel an option award to purchase up to Six Hundred Thousand (600,000) shares of Common Stock at an exercise price equal to the fair market value on the date of such grant, which shall vest in 36 equal monthly installments. Mr. Cotrel received an additional 250,000 stock options for his duties as Chief Executive Officer, vesting under the same terms. On September 5, 2019, the Company and Mr. Cotrel entered into the New Employment Agreement.

Christopher MacDonald served as Chief Operating Officer of the Company from December 28, 2017 to November 15, 2018. His total compensation for 2018 was $65,500.

Adam Ferguson served as Chief Technology Officer of the Company from December 28, 2017 to November 15, 2018. His total compensation for 2018 was: $65,500.

In connection with the December 2018 Private Placement, Adam Ferguson, the Company’s then-Chief Technology Officer and Director, and Christopher MacDonald, the Company’s then-Chief Operating Officer and Director, entered into separate letter agreements with the Company, pursuant to which Adam Ferguson agreed to cancel 2,125,000 and Christopher MacDonald agreed to cancel 2,485,000 of their respective shares of Common Stock, effective upon the initial closing of the December 2018 Private Placement. Pursuant to their respective letter agreements, each of Mr. Ferguson and Mr. MacDonald agreed to terminate their respective employment agreements with the Company (including all payments, benefits and severance rights and the waiver of any deferred accrued salary), effective as of the initial closing of the December 2018 Private Placement. On November 15, 2018, Mr. MacDonald and Mr. Ferguson resigned from their positions as the Company’s Chief Operations Officer and Chief Technology Officer, respectively, and from their respective roles as directors of the Company.

Robert Kubat served as Chief Financial Officer of the Company from December 29, 2017 to January 2, 2019 with a base salary of a minimum of $100,000 and to be adjusted up to $195,000 subject to the Company’s financial performance over 2018 and 2019. He had a notice period of 1 month. Mr. Kubat would be entitled to a 6-month severance base salary, which severance is increased to 12 months if the employer elects for the non-compete period to apply for a 12-month period. The contract provides for bonus payments of up to 100% of base compensation, subject to meeting targets set by the Board of Directors.

On January 2, 2019, the Company and Mr. Kubat entered into a letter agreement pursuant to which the Company and Mr. Kubat agreed to terminate Mr. Kubat’s employment agreement, and Mr. Kubat agreed to resign from his position as Chief Financial Officer. Due to his voluntary resignation, Mr. Kubat was not entitled to receive any severance payments. On January 2, 2019, the Company and Mr. Kubat entered into an Independent Consultant Agreement pursuant to which Mr. Kubat agreed to provide certain financial and accounting services to the Company. Pursuant to the Agreement, the Company will pay Mr. Kubat an hourly rate of $100 in consideration for the services provided. The Agreement had a six (6) week term and was not extended by the Company.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the three most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Emmanuel Cotrel (1)	2018	75,000		306,765		381,765
Chief Executive Officer and Chief Financial Officer	2017	125,000	0		0	125,000

Adam Ferguson (1)	2018	65,500				65,500
Chief Technology Officer	2017	100,000	0	0	0	100,000

Christopher McDonald (1)	2018	65,500				65,500
Chief Operating Officer	2017	100,000	0	0	0	100,000

Robert Kubat (1)	2018	122,570				122,570
Chief Financial Officer(former)	2017	-				-

(1)	Prior to the merger with the Company, FMC GlobalSat, Inc. entered into two-year employment agreements with each of Emmanuel Cotrel, Robert Kubat, Adam Ferguson, and Christopher McDonald, effective from the merger as of December 28, 2017. Mr. Ferguson and Mr. McDonald resigned from their positions on November 15, 2018. Mr. Kubat resigned on January 2, 2019.
(2)	On November 1, 2018, Mr. Cotrel was awarded 850,000 stock options at a strike price of $0.62. 62,500 of this grant vested immediately, the remainder vests pro rata over a 36 month period These grants were valued at $306,765 using Black Scholes methodology outlined in the Company’s financial statements in Note 7 – Stockholders’ Equity.

Director Compensation

2018 Director Compensation Table (2)

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Edward Stern	2018	$20,000		$10,226				$30,226

(1)	The amount in this column reflects the grant date fair value of stock options granted in 2018, computed in accordance with FASB Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The methodology to determine the value of this grant is outline in the Company’s financial statements, Note 7 - Equity.
(2)	This director compensation table excludes Adam Ferguson and Christopher McDonald who served as directors in 2017 but were compensated as officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2018:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock (#) Unvested (6)	Market Value of Shares of Stock ($) Unvested (7)
Emmanuel Cotrel	106,250	743,750	743,750	$0.62	11/1/2023	743,750	$654,500

2017 Equity Compensation Plan

General

On November 16, 2017, our Board of Directors adopted the Company’s 2017 Equity Compensation Plan (the “2017 Plan”). The 2017 Plan was approved by the stockholders on December 27, 2017. On December 31, 2018, our Board of Directors approved an amendment to the 2017 Plan to increase the aggregate number of shares of Common Stock available for issuance in connection with options and awards granted under the 2017 Plan from 1,000,000 to 2,700,000.

The general purpose of the 2017 Plan is to provide an incentive to our employees, directors, consultants, and advisors by enabling them to share in the future growth of our business. Our Board of Directors believes that the granting of stock options, restricted stock awards, unrestricted stock awards, and similar kinds of equity-based compensation promotes continuity of management and increases incentive and personal interest in the welfare of our Company by those who are primarily responsible for shaping and carrying out our long-range plans and securing our growth and financial success.

Our Board of Directors believes that the 2017 Plan will advance our interests by enhancing our ability to (a) attract and retain employees, consultants, directors, and advisors who are in a position to make significant contributions to our success; (b) reward our employees, consultants, directors and advisors for these contributions; and (c) encourage employees, consultants, directors and advisors to take into account our long-term interests through ownership of our shares.

Description of the 2017 Equity Incentive Plan

The following description of the principal terms of the 2017 Plan is a summary and is qualified in its entirety by the full text of the 2017 Plan.

Administration. The 2017 Plan will be administered by our Board of Directors. Our Board of Directors may grant options to purchase shares of our Common Stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of our Common Stock, performance shares, performance units, other cash-based awards, and other stock-based awards. The Board of Directors also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2017 Plan and amend or modify outstanding options, grants, and awards. The Board of Directors may delegate authority to the chief executive officer and/or other executive officers to grant options and other awards to employees (other than themselves), subject to applicable law and the 2017 Plan. No options, stock purchase rights or awards may be made under the Plan on or after the ten year anniversary of the adoption of the 2017 Plan by our Board of Directors, but the 2017 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2017 Plan.

Eligibility. Persons eligible to receive options, stock appreciation rights or other awards under the 2017 Plan are those employees, consultants, advisors, and directors of our Company and our subsidiaries who, in the opinion of the Board of Directors, are in a position to contribute to our success.

Shares Subject to the 2017 Plan. The aggregate number of shares of Common Stock available for issuance in connection with options and awards granted under the 2017 Plan is 2,700,000, subject to customary adjustments for stock splits, stock dividends or similar transactions. Incentive Stock Options may be granted under the 2017 Plan with respect to all of those shares. If any option or stock appreciation right granted under the 2017 Plan terminates without having been exercised in full or if any award is forfeited, or if shares of Common Stock are withheld to cover withholding taxes on options or other awards, the number of shares of Common Stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2017 Plan. No employee, consultant, advisor or director may receive options or stock appreciation rights relating to more than 1,000,000 shares of our Common Stock in the aggregate in any calendar year.

Terms and Conditions of Options. Options granted under the 2017 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board of Directors will determine the exercise price of options granted under the 2017 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder).

If on the date of the grant the Common Stock is listed on a stock exchange or is quoted on the automated quotation system of Nasdaq, the fair market value shall generally be the closing sale price on the last trading day before the date of grant. If no such prices are available, the fair market value shall be determined in good faith by the Board of Directors based on the reasonable application of a reasonable valuation method.

No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant. Options granted under the 2017 Plan will be exercisable at such time or times as the Board of Directors prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000. The Board of Directors may, in its discretion, permit a holder of an option to exercise the option before it has otherwise become exercisable, in which case the shares of our Common Stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid (a) in cash or by certified bank check, (b) through the delivery of shares of our Common Stock having a fair market value equal to the purchase price, or (c) a combination of these methods. The Board of Directors is also authorized to establish a cashless exercise program and to permit the exercise price (or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime, an option may be exercised only by the recipient. However, the Board of Directors may permit the holder of an option, stock appreciation right or other award to transfer the option, right or other award to immediate family members or a family trust for estate planning purposes. The Board of Directors will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Board of Directors may grant stock appreciation rights independent of or in connection with an option. The Board of Directors will determine the other terms applicable to stock appreciation rights. The exercise price per share of a stock appreciation right will be determined by the Board of Directors, but will not be less than 100% of the fair market value of a share of our Common Stock on the date of grant, as determined by the Board of Directors. The maximum term of any SAR granted under the 2017 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our Common Stock over the exercise price, multiplied by

●	the number of shares of Common Stock covered by the stock appreciation right.

Payment may be made in shares of our Common Stock, in cash, or partly in Common Stock and partly in cash, all as determined by the Board of Directors.

Restricted Stock and Restricted Stock Units. The Board of Directors may award restricted Common Stock and/or restricted stock units under the 2017 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our Common Stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Board of Directors. The Board of Directors will determine the restrictions and conditions applicable to each award of restricted stock or restricted stock units, which may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Board of Directors. Dividend equivalent amounts may be paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Board of Directors determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Board of Directors may award performance shares and/or performance units under the 2017 Plan. Performance shares and performance units are awards, denominated in either shares or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Board of Directors. The Board of Directors will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Effect of Certain Corporate Transactions. The Board of Directors may, at the time of the grant of an award, provide for the effect of a change in control (as defined in the 2017 Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Board of Directors. The Board of Directors may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, restricted stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our Common Stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our Common Stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our Common Stock on the date of the change in control; or (g) make such other modifications, adjustments or amendments to outstanding awards as the Board of Directors deems necessary or appropriate.

Amendment, Termination. The Board of Directors may amend the terms of awards in any manner not inconsistent with the 2017 Plan, provided that no amendment shall adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent. In addition, our Board of Directors may at any time amend, suspend, or terminate the 2017 Plan, provided that (i) no such amendment, suspension or termination shall materially and adversely affect the rights of any participant under any outstanding award without the consent of such participant and (ii) to the extent necessary to comply with any applicable law or stock exchange rule, the 2017 Plan requires us to obtain stockholder consent. Stockholder approval is required for any plan amendment that increases the number of shares of Common Stock available for issuance under the 2017 Plan or changes the persons or classes of persons eligible to receive awards.

Tax Withholding

As and when appropriate, we shall have the right to require each optionee purchasing shares of Common Stock and each grantee receiving an award of shares of Common Stock under the 2017 Plan to pay any federal, state or local taxes required by law to be withheld.

Option Grants and Stock Awards

The grant of options and other awards under the 2017 Plan is discretionary, and we cannot determine how the specific number or type of options or awards to be granted in the future to any particular person or group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Common Stock beneficially owned as of August 22, 2019 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sold or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 10,913,450 shares of Common Stock issued and outstanding as of April 1, 2019. In computing, the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of April 1, 2019, are included. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o FMC GlobalSat Holdings, Inc., 3301 SE 14th Avenue, Fort Lauderdale, FL 33316.

Stockholder	Shares Beneficially Owned Number of Shares	Percentage
Emmanuel Cotrel	5,295,625	47.6%
Ian Thompson	79,166	*
Edward Stern	50,000	*
Brett Nesland	676,246	6.2%
Donovan Strangle	650,000	5.96%
Sean Martin	851,219	7.8%
Mitchell Lampert	601,246	5.5%
All Officer and Directors (3)	5,424,791	48.4%

* Less than 1%.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000,000	$0.62	65,000
Equity compensation plans not approved by security holders	1,000,000	$-	1,000,000
Total	3,000,000	$0.62	1,065,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless described below, for the years ended December 31, 2018 and 2017, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

2017 Activity

On November 16, 2017, prior to the transaction by which FGH acquired FG, FG entered into an agreement with SMB FMC SAT Distributors LLC (“SMB”), a limited liability company owned by Sean Martin, the Company’s then Chief Executive Officer and a Director, Brett Nesland, the Company’s then Secretary and a Director, and Mitchell Lampert, a partner in the law firm that represented the Company, pursuant to which FG agreed to compensate SMB for referrals it made that result in sales of Kymeta products and services by FMC GlobalSat Inc. The terms of the agreement also provided for the issuance of 500,000 warrants to purchase shares of FG’s common stock to SMB, each exercisable at a price of $1.00 per share for a period of five (5) years, which warrants were exchanged for identical warrants of the Company upon completion of the merger by and between the Company and FG. The warrants were distributed to Messrs. Martin, Nesland and Lampert as follows: 50,000 to Mr. Martin, 300,000 to Mr. Nesland and 150,000 to Mr. Lampert.

2018 Activity

On September 21, 2018, we entered into a financing transaction with Christopher MacDonald, who at the time was the Company’s Chief Operating Officer and a member of the Board of Directors. As part of the financing, the Company issued to Mr. MacDonald a convertible promissory note in the original principal amount of $70,000 (the “Note”) pursuant to the terms of a note purchase agreement. The Note bears interest at the rate of 8% per annum. Interest payments accrued are due on the maturity date. Both the principal and the interest under the Note were repaid on November 15, 2018.

In connection with our December 2018 Private Placement, Emmanuel Cotrel, our Chief Executive Officer, agreed to terminate his employment agreement and all related payments, benefits and severance rights thereunder pursuant to a letter agreement. Pursuant to the letter agreement, Mr. Cotrel waived any deferred salary which may have accrued to date, and the Company and Mr. Cotrel agreed that he will continue serving as the Company’s Chief Executive Officer but will not draw a salary until such time as the Company achieves a mutually agreeable revenue milestone (and until such milestone is reached, no salary will be accrued or considered deferred). In consideration for the foregoing, the Company agreed to issue Mr. Cotrel an option award to purchase up to Six Hundred Thousand shares of Common Stock at an exercise price equal to the fair market value on the date of such grant, which shall vest in 36 equal monthly installments provided.

Additionally, in connection with the December 2018 Private Placement, Adam Ferguson, the Company’s then-Chief Technology Officer and Director and Christopher MacDonald, the Company’s then-Chief Operating Officer and Director, entered into separate letter agreements with the Company, pursuant to which Adam Ferguson agreed to cancel 2,125,000 and Christopher MacDonald agreed to cancel 2,485,000 shares of their respective Common Stock, effective upon the initial closing of the December 2018 Private Placement. Pursuant to their respective letter agreements, each of Mr. Ferguson and Mr. MacDonald agreed to terminate their respective employment agreements with the Company (including all payments, benefits and severance rights and the waiver of any deferred accrued salary), effective as of the initial closing of the December 2018 Private Placement, in consideration for which the Company agreed to issue each officer an option award to purchase up to 600,000 shares of Common Stock at an exercise price equal to the fair market value on the date of such grant, which shall vest in 36 equal monthly installments provided the holder remains an officer, director or employee of the Company. The issuance of the Option Grants are subject to the increase of the number of shares of Common Stock reserved for issuance under the Company’s existing stock plan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Marcum LLP in relation to the audits and quarterly reviews of the Company for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year ended December 31, 2017

Audit Fees (1)	$142,101	$50,985
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to the preparation of our federal and state tax returns for our consolidated subsidiaries.

(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit-Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by Marcum LLP during the fiscal year ended December 31, 2018 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by Marcum LLP is compatible with the provision of independent audit services. The Board has discussed these services and fees with Marcum LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

4.2	Form of SMB Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2018).

9.1	Employment Agreement, dated September 5, 2019, between of FMC GlobalSat Holdings, Inc. and Emmanuel Cotrel. *

10.1	Form of Subscription Agreement for FMC GlobalSat Holdings, Inc.’s December 2017 Private Placement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

10.2	FMC GlobalSat Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

10.3	Form of FMC GlobalSat Holdings, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

10.4	Employment Agreement, dated December 28, 2017, between of FMC GlobalSat Holdings, Inc. and Emmanuel Cotrel (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

10.5	Employment Agreement, dated December 28, 2017, between of FMC GlobalSat Holdings, Inc. and Adam Ferguson (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

10.6	Employment Agreement, dated December 28, 2017, between of FMC GlobalSat Holdings, Inc. and Christopher MacDonald (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

10.7	Employment Agreement, dated December 28, 2017, between of FMC GlobalSat Holdings, Inc. and Robert Kubat (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

10.8	Master Agreement between Kymeta Corporation and FMC GlobalSat, Inc. dated May 4, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A filed on July 16, 2018).

10.9	Convertible Promissory Note dated September 21, 2018 between FMC GlobalSat Holdings, Inc. and Christopher MacDonald (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 26, 2018).

10.10	Form of Letter Agreement between FMC GlobalSat Holdings, Inc. and Robert Kubat (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 8, 2019).

10.11	Form of Independent Consultant Agreement between FMC GlobalSat Holdings, Inc. and Robert Kubat (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 8, 2019).

10.12	Form of Securities Purchase Agreement *

10.13	Form of First Amendment to Securities Purchase Agreement *

10.14	Form of Office Lease Agreement dated as of January 8 2018 between Farrell Marine Holdings, JJ Center, LLC and FMC GlobalSat, Inc.*

21.1	List of Subsidiaries of FMC GlobalSat Holdings, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed on May 14, 2018).

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC GLOBALSAT HOLDINGS, INC.

September 6, 2019	By:	/s/ Emmanuel Cotrel
		Name:	Emmanuel Cotrel
		Title:	Chief Executive Officer, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Emmanuel Cotrel	Chief Executive Officer and Director	September 6, 2019
Emmanuel Cotrel	(Principal Executive Officer/Principal Accounting Officer)

/s/ David Montanaro	Director	September 6, 2019
David Montanaro